Form 10-Q
period 1994-01-31
WHITTAKER CORP
filed 1994-03-09
CIK 106945

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                    QUARTERLY PERIOD ENDED JANUARY 31, 1994


Commission file number 1-5407


                             WHITTAKER CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                      95-4033076
   (State or other jurisdiction of                       (I.R.S Employer
    Incorporation or organization)                      Identification No.)


10880 Wilshire Boulevard, Los Angeles, California              90024
    (Address of principal executive offices)                (Zip Code)


                                 (310) 475-9411
              (Registrant's telephone number, including area code)


       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


8,474,176 shares, par value $.01 per share, as of January 31, 1994

                      PART I.  FINANCIAL INFORMATION
                      ==============================

                             WHITTAKER CORPORATION
                             ---------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                   ($ in 000)

                                                   For the Three Months
                                                     Ended January 31,
                                                   --------------------
                                                     1994         1993
                                                   --------     -------
     Sales......................................    $25,767     $29,280
                                                    -------     -------

     Costs and expenses
       Cost of sales............................     14,185      19,668
       Engineering, selling and general
         & administrative.......................      7,971       6,091
       Interest on long-term debt...............        906       1,032
       Other interest expense...................         18          70
       Interest income..........................       (156)       (211)
                                                    -------     -------
                                                     22,924      26,650
                                                    -------     -------

     Income before provision for taxes and
       cumulative effect of accounting change...      2,843       2,630
     Provision for taxes........................      1,135       1,036
                                                    -------     -------

     Income before cumulative effect of
       accounting change........................      1,708       1,594

     Cumulative effect as of November 1992 of
       change in accounting for income taxes....          -       1,512
                                                    -------     -------

     Net income.................................    $ 1,708     $ 3,106
                                                    =======     =======

     Average common and common equivalent
       shares outstanding (000).................      9,462       9,455
                                                    =======     =======

     Earnings per share
       Income before effect of accounting change    $   .18     $   .17

       Cumulative effect of change in accounting
         for income taxes.......................          -         .16
                                                    -------     -------

       Net income.................................. $   .18     $   .33
                                                    =======     =======

     Unaudited
     See Notes to Consolidated Condensed Financial Statements.

                             WHITTAKER CORPORATION
                             ---------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                  ($ in 000)

                                               January 31,    October 31,
                                                  1994           1993
                                               -----------    -----------
 ASSETS
 Current Assets:
 Cash.....................................      $  4,198       $    170
 Receivables..............................        65,187         69,455
 Inventories..............................        28,350         28,147
 Income taxes recoverable.................         1,482          3,482
 Deferred income taxes....................        13,407         13,934
 Other current assets.....................         1,708            498
                                                --------       --------

 Total Current Assets.....................       114,332        115,686
                                                --------       --------

 Property and equipment, at cost..........        68,798         68,416
 Less accumulated depreciation............        33,955         32,803
                                                --------       --------
                                                  34,843         35,613
                                                --------       --------

 Other Assets:
 Goodwill, net of amortization............        14,471         14,465
 Other intangible assets..................         2,604          2,722
 Notes and other noncurrent receivables...         4,984          4,994
 Miscellaneous............................         3,530          3,751
 Net assets held for sale.................        24,536         24,638
                                                --------       --------
                                                  50,125         50,570
                                                --------       --------
                                                $199,300       $201,869
                                                ========       ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
 Current maturities of long-term debt.....      $  6,334       $  6,362
 Accounts payable.........................         8,941         13,930
 Accrued liabilities......................        23,789         21,470
                                                --------       --------
 Total Current Liabilities................        39,064         41,762
                                                --------       --------
 Long-Term Debt...........................        56,760         56,782
                                                --------       --------
 Other Noncurrent Liabilities.............         7,982          9,943
                                                --------       --------
 Deferred Income Taxes....................        10,036          9,634
                                                --------       --------
 Stockholders' Equity:
 Capital Stock
  Preferred stock.........................             3              3
  Common stock............................            85             85
 Additional paid-in capital...............        17,640         17,634
 Retained earnings........................        67,730         66,026
                                                --------       --------

 Total Stockholders' Equity...............        85,458         83,748
                                                --------       --------
                                                $199,300       $201,869
                                                ========       ========

Unaudited
See Notes to Consolidated Condensed Financial Statements.

                                  WHITTAKER CORPORATION
                                  ---------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  ($ in 000)

                                                       For the Three Months
                                                         Ended January 31,
                                                       --------------------
                                                          1994      1993
                                                       ---------  ---------
OPERATING ACTIVITIES

  Net Income.........................................   $ 1,708   $  3,106
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization....................     1,449      1,409
    Income taxes recoverable.........................     2,000          -
    Deferred taxes...................................       929     (3,406)
    Changes in operating assets and liabilities:
      Receivables....................................     4,172     18,310
      Inventories and prepaid expenses...............    (1,413)      (375)
      Accounts payable and other liabilities.........    (4,631)   (11,945)
                                                        -------   --------
  Net cash provided by operating activities..........     4,214      7,099
                                                        -------   --------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment.........      (410)      (340)
  Collections of notes receivable....................       106        525
  Other items, net...................................
                                                            166        275
  Net cash provided (used) by investing activities...   -------   --------
                                                           (138)       460
                                                        -------   --------

FINANCING ACTIVITIES
  Reduction of debt..................................       (50)    (4,048)
  Dividends paid.....................................        (4)        (3)
  Proceeds from shares issued under stock plans......         6        229
                                                        -------   --------
  Net cash used by financing activities..............       (48)    (3,822)
                                                        -------   --------

  Net increase in cash...............................     4,028      3,737
  Cash at beginning of year..........................       170      2,822
                                                        -------   --------
  Cash at end of period..............................   $ 4,198   $  6,559
                                                        =======   ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.........................................   $   644   $  1,303
                                                        =======   ========

    Income taxes.....................................   $    43   $  2,854
                                                        =======   ========

Unaudited
See Notes to Consolidated Condensed Financial Statements.

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

The Consolidated Financial Statements include accounts of Whittaker Corporation and its subsidiaries. The Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported.

Since results of Whittaker's operations in interim periods are not necessarily indicative of the results for the full year, Whittaker makes no representations as to the trend of sales and earnings. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Whittaker's annual report on Form 10-K for the year ended October 31, 1993.

Assets held for sale at January 31, 1994 and October 31, 1993 include $22.7 million of land formerly used by a discontinued technology unit. The Company is in the process of obtaining entitlements -- the right granted by political authorities to develop real property -- for the land.

Primary earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding, after deducting from net income the dividend requirements on the $5.00 Cumulative Convertible Preferred Stock. Common stock equivalents include Series D Participating Convertible Preferred Stock and dilutive employee stock options, calculated using the treasury stock method.

Inventories consisted of the following:

                                                 ($ in 000)
                                          January 31,    October 31,
                                             1994           1993
                                          -----------    -----------
Raw materials...........................    $14,569        $14,477
Work in process.........................     11,714         11,061
Finished goods..........................        378            483
Costs relating to long term contracts...      1,776          2,426
Unliquidated progress billings..........        (87)          (300)
                                            -------        -------
                                            $28,350        $28,147
                                            =======        =======

The Company has typically purchased insurance annually. In certain years, after evaluating the availability and cost of insurance, the Company did not purchase insurance for certain risks, including workers' compensation and product liability. Moreover, the Company's insurance carriers have taken the position that in certain cases the Company is uninsured for environmental matters, a position that the Company disputes in certain instances. Consequently, the Company is without insurance for various risks, including product liability for certain products manufactured in the past. The Company does, however, have product liability insurance for products it currently manufactures.

The Company is a potentially responsible party in approximately sixteen actions filed under the Comprehensive Environmental Response

                             WHITTAKER CORPORATION
                             ---------------------
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
        ----------------------------------------------------------------

Compensation and Liability Act of 1980 ("CERCLA"). In eight other instances, the Company is a potential responsible party under state laws patterned after CERCLA, also imposing liability on parties with respect to hazardous waste activities.

The environmental matters noted above are attributable to the Company's previously discontinued operations. In nearly all of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed of waste. There are also various other claims and suits pending against the Company.

At January 31, 1994, the Company provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The portion of liabilities for contingent losses estimated to be payable after one year is included in "Other Noncurrent Liabilities" in the balance sheet. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the actual amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

Results of Operations
- ---------------------

Major damage resulting from the January 17, 1994 Northridge, California earthquake precluded product shipments and operations at the Company's largest facility. As a result, sales for the quarter were $25.8 million as compared to $29.3 million the previous year. It is expected that the sales shortfall effect will be made up in subsequent quarters.

In addition to the sales shortfall, the Company set up a $1.8 million provision for the estimated deductible portion of its earthquake insurance and other reserves. Partially offsetting the sales shortfall and the establishment of the reserves was the approximately $3.5 million pre-tax income effect of a claim recovery for a terminated contract.

Comparison of First Quarter of 1994 to First Quarter of 1993
- ------------------------------------------------------------

Sales for the first quarter of 1994 decreased by $3.5 million from the comparable 1993 period, reflecting the above-noted earthquake effect on the sales of defense electronic products and cable products, the sale of the pyrotechnics devices unit in the third quarter of fiscal 1993, and reduced sales of support services and aircraft fluid controls. Partially offsetting these sales decreases was the positive sales effect of $4.0 million from the claim recovery for a terminated contract.

Cost of sales as a percentage of sales decreased in the first quarter of 1994 due primarily to the $4.0 million claim recovery ($3.5 million net of cost) partially offset by the establishment of a $.8 million reserve. The increase in operating expenses was due primarily to a $1.0 million charge for the estimated deductible portion of the Company's earthquake insurance, increased bidding and proposal costs and increased marketing and research and development costs as the result of acquisitions made in 1993. Partially offsetting these was a reduction of headcount throughout the operations. Interest expense was lower in the first quarter of 1994 as a result of a lower level of debt and lower interest rates.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                 OPERATIONS AND FINANCIAL CONDITION (Continued)
                 ----------------------------------------------

Financial Condition
- -------------------

The Company has typically purchased insurance annually. In certain years, after evaluating the availability and cost of insurance, the Company did not purchase insurance for certain risks, including workers' compensation and product liability. Moreover, the Company's insurance carriers have taken the position that in certain cases the Company is uninsured for environmental matters, a position that the Company disputes in certain instances. Consequently, the Company is without insurance for various risks, including product liability for certain products manufactured in the past. The Company does, however, have insurance for products it currently manufactures.

The Company is a potentially responsible party in approximately sixteen actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). In eight other instances, the Company is a potentially responsible party under state laws patterned after CERCLA, also imposing liability on parties with respect to hazardous waste activities.

The environmental matters noted above are attributable to the Company's previously discontinued operations. In nearly all of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed of waste. There are also various other claims and suits pending against the Company.

At January 31, 1994, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the actual amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

Net receivables of $65.2 million are down from $69.5 million at year end 1993 primarily reflecting the decreased volume in the commercial aerospace and electronics businesses. Partially offsetting this was the $4.0 million claim recovery set up as a receivable. Accounts payable decreased by $4.9 million, reflecting payment of liabilities

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
            ------------------------------------------------------
                OPERATIONS AND FINANCIAL CONDITION (Continued)
                ----------------------------------------------

established at October 31, 1993 and reduced purchasing levels due to lower sales volume and backlog. Accrued liabilities at January 31, 1994 were $23.8 million up from $21.5 million at October 31, 1993 primarily reflecting the $1.0 million earthquake related reserve and increased employee incentive compensation accruals.

At the end of the first three months of fiscal 1994, $61.5 million of borrowings and $13.4 million of letters of credit were outstanding under the Company's $97.0 million bank credit facility.

At the end of the first quarter of fiscal 1994, the Company had outstanding approximately $1.5 million of capital expenditure commitments for the replacement and upgrading of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations.

Capital expenditures are limited to specified annual amounts by covenants under the Company's credit agreement. It is anticipated that the amounts under the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

By the end of fiscal 1992, the Company's divestiture program was substantially completed. Remaining to be divested is a 976 acre parcel of land, located in Santa Clarita, California, which was used until 1987, by the Company's former Bermite division. The Company is in the process of obtaining entitlements -- the right granted by political authorities to develop real property -- for the land.

The outlook for future sales is somewhat difficult to predict as it depends to a significant extent on (i) the magnitude and duration of the world-wide economic slowdown and its effect on product demand by the airline industry and aircraft manufacturers, and (ii) the shrinking U.S. defense budget and related reductions and terminations of U.S. Government defense contracts. The aerospace market place is currently in the process of undergoing a major upheaval, not only in terms of size, but also in terms of product emphasis. Because of the foregoing, past Company performance may not be a reliable indicator of future performance.

                              EXHIBITS TO PART I
                              ------------------


     I(a)  Calculation of Earnings Per Share.

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                             ---------------------
                       CALCULATION OF EARNINGS PER SHARE
                       ---------------------------------
                                   ($ in 000)

                                                         For the Three Months
                                                          Ended January 31,
                                                        --------------------
                                                         1994          1993
                                                        ------        ------
PRIMARY EARNINGS PER SHARE

Earnings
- --------

Net income............................................  $1,708        $3,106*

Deduct:

  Dividend on $5.00 Cumulative
    Convertible Preferred Stock.......................      (3)           (3)
                                                        ------        ------

Net income used in primary
  earnings per share calculations.....................  $1,705        $3,103
                                                        ======        ======

Average Common and Common Equivalent Shares (in 000)
- ----------------------------------------------------

Weighted average number of common
  shares outstanding..................................   8,473        8,180

   Common equivalent shares:
     Series D Participating Convertible Preferred
       Stock..........................................     292          324
     Stock options included under treasury stock
       method.........................................     697          951
                                                        ------       ------

TOTAL.................................................   9,462        9,455
                                                        ======       ======

Primary Earnings Per Share............................  $  .18       $  .33*
                                                        ======       ======

*Includes $1,512, or $.16 per share, for change in method of accounting for income taxes.


Unaudited

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                             ---------------------
                CALCULATION OF EARNINGS PER SHARE - (CONTINUED)
                -----------------------------------------------
                                   ($ in 000)

                                                       For the Three Months
                                                         Ended January 31,
                                                       --------------------
                                                        1994          1993
                                                       ------        ------
FULLY DILUTED EARNINGS PER SHARE

Earnings
- --------

Net income used in primary earnings
  per share calculations.............................  $1,705        $3,103*

Adjustments..........................................       -             -
                                                       ------        ------

Net income used in fully diluted earnings
  per share calculations.............................  $1,705        $3,103
                                                       ======        ======

Average Shares Used to Calculate Fully Diluted
- ----------------------------------------------
  Earnings Per Share (in 000)
  ---------------------------

Average common and common equivalent
  shares (above).....................................   9,462         9,455

Add:

    Additional stock options included
     under treasury stock method.....................      83           108
                                                       ------        ------

      TOTAL..........................................   9,545         9,563
                                                       ======        ======
Fully Diluted Earnings Per Share.....................  $  .18        $  .32*
                                                       ======        ======

Note: Fully diluted earnings per share are not presented in the Consolidated Condensed Statements of Income since the calculations result in dilution of less than 3%.

*Includes $1,512, or $.16 per share, for change in method of accounting for income taxes.


Unaudited

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          11.  Statement re computation of per share
               earnings for the three months ended
               January 31, 1994 (Exhibit I(a) of Part I to this Form 10-Q).

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed for the fiscal quarter ended January 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WHITTAKER CORPORATION


Date:  March 7, 1994          By: /s/ Ronald E. Wittman
       -------------              --------------------------------
                                  Ronald E. Wittman, Controller
                                  (Chief Accounting Officer)