Form 10-Q
period 1994-04-30
WHITTAKER CORP
filed 1994-06-13
CIK 106945

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                     QUARTERLY PERIOD ENDED APRIL 30, 1994


Commission file number 1-5407

                             WHITTAKER CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                       95-4033076
   (State or other jurisdiction of                      (I.R.S. Employer
    Incorporation or organization)                     Identification No.)


    10880 Wilshire Boulevard, Los Angeles, California          90024
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


8,484,674 shares, par value $.01 per share, as of April 30, 1994.

                         Part I.  FINANCIAL INFORMATION
                         ==============================

                             Whittaker Corporation
                           -------------------------
                  Consolidated Condensed Statements of Income
                -----------------------------------------------
                                  ($ in 000)

                                         For the Three Months   For the Six Months
                                           Ended April 30,        Ended April 30,
                                         --------------------   ------------------
                                             1994      1993       1994       1993
                                           -------   -------    -------    -------
Sales...................................   $28,850   $29,261    $54,617    $58,541
                                           -------   -------    -------    -------

Costs and expenses

   Cost of Sales........................    17,510    17,577     31,695     37,245

   Engineering, selling and
     general and administrative.........     7,438     7,301     15,409     13,392
   Interest on long-term debt...........       882     1,047      1,788      2,079
   Other interest expense...............        18        36         36        106

   Interest income......................      (147)     (170)      (303)      (381)
                                           -------    ------    -------    -------
                                            25,701    25,791     48,625     52,441
                                            ------    ------    -------    -------

Income before provision for taxes
   and cumulative effect of
   accounting change....................     3,149     3,470      5,992      6,100
Provision for taxes.....................     1,278     1,336      2,413      2,372
                                           -------   -------    -------    -------

Income before cumulative effect of
   accounting change....................     1,871     2,134      3,579      3,728

Cumulative effect as of November 1, 1992
   of change in method of accounting
   for income taxes.....................        --        --         --      1,512
                                           -------   -------    -------    -------

Net income..............................   $ 1,871   $ 2,134    $ 3,579    $ 5,240
                                           =======   =======    =======    =======
Average common and common
   equivalent shares
   outstanding (000)....................                          9,485      9,503
                                                                =======    =======
Earnings per share
   Income before effect of
   accounting change....................      $.20      $.22       $.38    $   .39

   Cumulative effect of
   change in accounting for
   income taxes.........................        --        --         --        .16
                                           -------    ------    -------     ------

   Net income...........................   $   .20    $  .22    $   .38    $   .55
                                           =======    ======    =======    =======

Unaudited
See notes to Consolidated Condensed Financial Statements.

                                      (2)

                             Whittaker Corporation
                           -------------------------
                     Consolidated Condensed Balance Sheets
                   -----------------------------------------
                                  ($ in 000)

                                           April 30,  October 31,
                                             1994        1993
                                           --------   ----------
ASSETS
Current Assets:
Cash....................................   $    616   $    170
Receivables.............................     68,921     69,455
Inventories.............................     30,549     28,147
Income taxes recoverable................      1,267      3,482
Deferred income taxes...................     14,424     13,934
Other current assets....................      5,225        498
                                            -------   --------

Total Current Assets....................    121,002    115,686
                                            -------   --------

Property and equipment, at cost.........     72,546     68,416
Less accumulated depreciation...........     34,393     32,803
                                            -------   --------
                                             38,153     35,613
                                            -------   --------
Other Assets:
Goodwill, net of amortization...........     18,702     14,465
Other intangible assets.................      2,521      2,722
Notes and other noncurrent receivables..      4,677      4,994
Miscellaneous...........................      2,528      3,751
Net assets held for sale................     24,536     24,638
                                           --------   --------
                                             52,964     50,570
                                           --------   --------
                                           $212,119   $201,869
                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt....   $ 58,836   $  6,362
Accounts payable........................      9,306     13,930
Accrued liabilities.....................     23,915     21,470
                                           --------   --------

Total Current Liabilities...............     92,057     41,762
                                           --------   --------

Long-Term Debt..........................     14,613     56,782
                                           --------   --------

Other Noncurrent Liabilities............      7,568      9,943
                                           --------   --------

Deferred Income Taxes...................     10,454      9,634
                                           --------   --------

Stockholders' Equity:
Capital Stock
 Preferred stock........................          3          3
 Common stock...........................         85         85
Additional paid-in capital..............     17,740     17,634
Retained earnings.......................     69,599     66,026
                                           --------   --------

Total Stockholders' Equity..............     87,427     83,748
                                           $212,119   $201,869
                                           ========   ========

Unaudited
See Notes to Consolidated Condensed Financial Statements.
                                      (3)

                             Whittaker Corporation
                             ---------------------
                Consolidated Condensed Statements of Cash Flows
              ---------------------------------------------------
                                   ($ in 000)

                                               For the Six Months
                                                 Ended April 30,
                                               ------------------
                                                1994         1993
                                               -------      -----
OPERATING ACTIVITIES
 Net Income.............................       $ 3,579       5,240
 Adjustments to reconcile net income to
  net cash
   provided (used) by operating
    activities:
     Depreciation and amortization......         2,918       2,908
     Income taxes recoverable...........         2,215          --
     Deferred taxes.....................           330      (3,263)
     Change in operating assets and
      liabilities:
       Receivables......................         3,951      18,084
       Inventories and prepaid expenses.        (3,007)        214
       Accounts payable and other
        liabilities.....................        (6,566)    (18,010)
                                                ------      ------
 Net Cash provided by operating
  activities............................         3,420       5,173
                                                ------      ------
INVESTING ACTIVITIES
 Purchase of property, plant and                (1,324)       (635)
  equipment.............................
 Purchased Business.....................       (13,517)         --
 Collections of notes receivable........           296         712
 Other items, net.......................         1,167         956
                                                ------      ------
 Net Cash provided (used) by investing
  activities............................       (13,378)      1,033
                                                ------      ------
FINANCING ACTIVITIES
 Net increase (decrease) in debt........        10,305      (9,191)
 Dividends Paid.........................            (7)         (6)
 Proceeds from shares issued under                 106         331
  stock plans...........................        ------      ------
 Net cash provided (used) by financing
  activities............................        10,404      (8,866)
                                                ------       -----

 Net increase (decrease) in cash........           446      (2,660)
 Cash at beginning of year..............           170       2,822
                                                ------     -------
 Cash at end of period..................        $  616     $   162
                                                =======    =======

Supplemental disclosure of cash flow
 information:

 Cash paid during the period for:
   Interest.............................        $1,864     $ 2,057
                                                ======     =======
   Income taxes.........................        $1,721     $ 5,676
                                                ======     =======


Unaudited
See Notes to Consolidated Condensed Financial Statements.


                                      (4)

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

Assets held for sale at April 30, 1994, and October 31, 1993, include $22.7 million of land formerly used by a discontinued technology unit. The Company is in the process of obtaining entitlements -- the right granted by political authorities to develop real property -- for the land.

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

Inventories consisted of the following:

                                                   ($ in 000)
                                               April 30, October 31,
                                                 1994        1993
                                               --------- ----------
Raw materials...........................        $15,920    $14,477
Work in process.........................         11,814     11,061
Finished goods..........................          1,547        483
Costs relating to long term contracts...          1,580      2,426
Unliquidated progress billings..........           (312)      (300)
                                                -------    -------
                                                $30,549    $28,147
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

                                      (5)

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Continued)


At April 30, 1994, the Company provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The portion of liabilities for contingent losses estimated to be payable after one year is included in "Other Noncurrent Liabilities" in the balance sheet. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the actual amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.



                                      (6)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------


Results of Operations
- - ---------------------

As a result of major damage from the January 17, 1994, Northridge, California earthquake and certain of the other factors noted below, sales for the first six months of 1994 were $54.6 million as compared to $58.5 million the previous year.

In addition to the sales shortfall, the Company set up a $2.5 million provision for the estimated deductible portion of its earthquake insurance and other reserves. Partially offsetting the sales shortfall and the establishment of the reserves was the approximately $3.5 million pre-tax income effect of a claim recovery for a terminated contract.

Comparison of Six Months of 1994 to Six Months of 1993
- - ------------------------------------------------------

Sales for the first six months of 1994 decreased by $3.9 million from the comparable 1993 period, reflecting the sale of the pyrotechnics devices unit in the third quarter of fiscal 1993, the effect of the Northridge earthquake on sales of cable products and defense electronic products, and reduced sales of high-energy-density batteries and aircraft fluid controls. Partially offsetting these sales decreases was a $4.0 million claim recovery for a terminated contract and the effect of an acquisition made in the second quarter of 1994.

Cost of sales as a percentage of sales decreased in the first six months of 1994 due primarily to a $4.0 million claim recovery ($3.5 million net of cost) in the first quarter of 1994 and a change in product mix, partially offset by the establishment of a $1.5 million reserve. The increase in operating expenses (engineering, selling and general and administrative expenses) was due primarily to a $1.0 million charge for the estimated deductible portion of the Company's earthquake insurance, increased bidding and proposal costs, and increased marketing and research and development costs as a result of acquisitions made in 1993. Interest expense was lower in the first six months of 1994 as a result of reduced amortization of debt issuance costs.

Comparison of Second Quarter of 1994 to Second Quarter of 1993
- - --------------------------------------------------------------

Sales for the second quarter of 1994 decreased by $.4 million from the comparable 1993 period, reflecting the sale of the pyrotechnics devices unit in the third quarter of fiscal 1993, reduced sales of high-energy-density batteries, support services, and the effect of the Northridge earthquake on the sales of cable products and defense electronic products. Substantially offsetting these sales decreases was the effect of an acquisition made in the second quarter of 1994 and increased sales of aircraft fluid controls.

Cost of sales as a percentage of sales increased slightly in the second quarter of 1994 due primarily to the establishment of a $.7 million reserve. The increase in operating expenses was due primarily to increased bidding and proposal costs and increased marketing and research and development costs as the result of acquisitions made in 1993. Partially offsetting these increases was a reduction of headcount throughout the operations. Interest expense was lower in the second quarter of 1994 as a result of reduced amortization of debt issuance costs.


                                      (7)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Financial Condition
- - -------------------

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

At April 30, 1994, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the actual amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse affect on the Company's financial position, or its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

Other current assets of $5.2 million are up from $.5 million at year-end 1993 primarily reflecting the insured cost of repairs related to the Northridge earthquake. Accounts payable decreased by $4.6 million, reflecting payment of liabilities established at October 31, 1993 and reduced purchasing levels due to lower sales volume. Accrued liabilities at April 30, 1994, were $23.9 million, up from $21.5 million at October 31, 1993, primarily reflecting the $1.0 million earthquake related reserve and increased employee incentive compensation accruals.

At the end of the first six months of fiscal 1994, $72.0 million of borrowings and $13.5 million of letters of credit were outstanding under the Company's $95.5 million bank credit facility.

At the end of the second quarter of fiscal 1994, the Company had outstanding approximately $.9 million of capital expenditure commitments for the replacement and upgrading of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations.

                                      (8)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)


Capital expenditures are limited to specified annual amounts by covenants in the Company's credit agreement. It is anticipated that the amounts under the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

By the end of fiscal 1992, the Company's divestiture program was substantially completed. Remaining to be divested is a 996 acre parcel of land located in Santa Clarita, California which was used, until 1987, by the Company's former Bermite division. The Company is in the process of obtaining entitlements -- the right granted by political authorities to develop real property -- for the land.

The outlook for future sales is somewhat difficult to predict as it depends to a significant extent on (i) the magnitude and duration of the world-wide economic slowdown and its effect on product demand by the airline industry and aircraft manufacturers, and (ii ) the shrinking U.S. defense budget and related reductions and terminations of U.S. Government defense contracts. The aerospace market place is currently in the process of undergoing a major upheaval, not only in terms of size, but also in terms of product emphasis. Because of the foregoing, past Company performance may not be a reliable indicator of future performance.



                                      (9)

                               EXHIBITS TO PART I
                               ------------------


I(a) Calculation of Earnings Per Share.



                                      (10)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                             ---------------------
                       Calculation of Earnings Per Share
                       ---------------------------------
                                   ($ In 000)

                                               For the Six Months
                                                 Ended April 30,
                                               ------------------
                                                1994       1993
                                               -------  ---------
PRIMARY EARNINGS PER SHARE

Earnings
- - --------

Net Income............................         $3,579   $5,240

Deduct:

 Dividend on $5.00 Cumulative
   Convertible Preferred Stock........             (6)      (6)
                                               ------   ------

Net income used in primary earnings
   per share calculations.............         $3,573   $5,234
                                               ======   ======

Average Common and Common Equivalent Shares (in 000)
- - ----------------------------------------------------

Weighted average number of common shares
 outstanding...............................     8,476    8,199

 Common equivalent shares:
   Series D Participating Convertible
     Preferred Stock.......................       292      324
   Stock options included under
     treasury stock method.................       717      980
                                               ------   ------

TOTAL......................................     9,485    9,503

Primary Earnings Per Share.................    $  .38   $  .55*
                                               ======   ======


* Includes $1,512, or $.16 per share, for change in method of accounting for income taxes



Unaudited



                                      (11)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                             ---------------------
                       Calculation of Earnings Per Share
                       ---------------------------------
                                  (Continued)

                                   ($ In 000)


                                         For the Six Months
                                          Ended April 30,
                                         ------------------
                                           1994     1993
                                         -------- ---------

FULLY DILUTED EARNINGS PER SHARE

EARNINGS
- - --------

Net income used in primary earnings
 per share calculations.................   $3,573   $5,234

Adjustments.............................       --       --

Net income used in fully diluted
 earnings
 per share calculations.................   $3,573   $5,234
                                           ======   ======

Average Shares Used to Calculate Fully
- - ----------------------------------------
 Diluted Earnings Per Share (in 000)
- - ----------------------------------------

Average common and common equivalent
 shares (above).........................    9,485    9,503

Add:

 Additional stock options included
   under treasury stock method..........       --       17
                                           ------   ------

 TOTAL..................................    9,485    9,520
                                           ======   ======

Fully Diluted Earnings Per Share........   $  .38   $  .55*
                                           ======   ======



Note: Fully diluted earnings per share are not presented in the Consolidated
      Condensed Statements of Income since the calculations result in dilution of less than 3%.

* Includes $1,512, or $.16 per share, for change in method of accounting for income taxes.



Unaudited


                                      (12)

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 4. SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

       (a) The annual meeting of stockholders of the registrant was held on March 25, 1994.

       (c) At the annual meeting, stockholders voted on the election of Class II Directors and on ratification of Ernst & Young as the company's independent auditors. The votes cast with respect to each of the two nominees and the ratification of the appointment of the auditors were as follows:

                                                   Against
                                                     or                       Broker
                                        For       Withheld    Abstentions   Non-Votes
                                     ---------    --------    -----------   ---------
       Jack L. Hancock               7,002,253     47,687         --           --
       Edward R. Muller              7,020,887      9,184       19,869         --
       Ratification of the           6,980,311     69,629         --           --
        appointment of auditors


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits.

           11. Statements re computation of per share earnings for the six months ended April 30, 1994 (Exhibit I(a) of Part I to this Form 10-Q).

       (b) Reports on Form 8-K.

           No reports on Form 8-K were filed for the fiscal quarter ended April 30, 1994.



                                      (13)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WHITTAKER CORPORATION


Date:  June 10, 1994                     By: /s/ RICHARD LEVIN
                                             -----------------------------
                                             Richard Levin, Vice President
                                             Chief Financial Officer




                                      (14)