Form 10-Q
period 1994-07-31
WHITTAKER CORP
filed 1994-09-14
CIK 106945

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                      QUARTERLY PERIOD ENDED JULY 31, 1994


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                        -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


8,486,174 shares, par value $.01 per share, as of July 31, 1994.

                         Part I.  FINANCIAL INFORMATION
                         ==============================

                             Whittaker Corporation
                             ---------------------
                  Consolidated Condensed Statements of Income
                  -------------------------------------------
                                   ($ in 000)

                                         For the Three Months            For the Nine Months
                                             Ended July 31,                 Ended July 31,
                                        ----------------------          --------------------
                                           1994        1993               1994        1993
                                        ========      ========          =========   ========
Sales..............................      $33,110       $26,778           $87,727     $85,319
                                         -------       -------           -------     -------
Costs and expenses

   Cost of Sales...................       19,396        17,025            51,091      54,270
   Engineering, selling and
    general and administrative.....        7,905         8,352            23,314      21,744
   Interest on long-term debt......        1,070           884             2,858       2,963
   Other interest expense..........           20            26                56         132
   Interest income.................         (141)       (1,150)             (444)     (1,531)
                                         -------       -------           -------     -------
                                          28,250        25,137            76,875      77,578
                                         -------       -------           -------     -------
Income before provision for taxes
 and cumulative effect of
 accounting change.................        4,860         1,641            10,852       7,741
Provision for taxes................        1,918           674             4,331       3,046
                                         -------       -------           -------     -------
Income before cumulative effect of
 accounting change.................        2,942           967             6,521       4,695

Cumulative effect as of November 1,
  1992 of change in method of
  accounting for income taxes......            0             0                 0       1,512
                                         -------       -------           -------     -------
Net income.........................      $ 2,942       $   967           $ 6,521     $ 6,207
                                         =======       =======           =======     =======
Average common and common
 equivalent shares
 outstanding (000).................        9,466         9,477             9,479       9,494
                                         =======       =======           =======     =======
Earnings per share
   Income before effect of
   accounting change...............      $   .31       $   .10           $   .69     $   .49

   Cumulative effect of
   change in accounting for
   income taxes....................          --            --                --         0.16
                                         -------       -------           -------     -------
   Net income......................      $   .31       $   .10           $   .69     $   .65
                                         =======       =======           =======     =======

Unaudited
See notes to Consolidated Condensed Financial Statements.

                                      (2)

                           Whittaker Corporation
                           -------------------------
                   Consolidated Condensed Balance Sheets
                   -----------------------------------------
                                   ($ in 000)

                                            July 31,  October 31,
                                              1994      1993
                                            =======   ===========
ASSETS
Current Assets:
Cash.....................................   $    548   $    170
Receivables..............................     68,201     69,455
Inventories..............................     33,334     28,147
Income taxes recoverable.................      2,351      3,482
Deferred income taxes....................     11,660     13,934
Other current assets.....................      5,408        498
                                            --------   --------

Total Current Assets.....................    121,502    115,686
                                            --------   --------

Property and equipment, at cost..........     72,917     68,416
Less accumulated depreciation............     35,463     32,803
                                            --------   --------
                                              37,454     35,613
                                            --------   --------
Other Assets:
Goodwill, net of amortization............     18,584     14,465
Other intangible assets..................      2,388      2,722
Notes and other noncurrent receivables...      4,521      4,994
Miscellaneous............................      2,883      3,751
Net assets held for sale.................     25,453     24,638
                                            --------   --------
                                              53,829     50,570
                                            --------   --------
                                            $212,785   $201,869
                                            ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt.....   $ 57,838   $  6,362
Accounts payable.........................      9,948     13,930
Accrued liabilities......................     21,658     21,470
                                            --------   --------
Total Current Liabilities................     89,444     41,762
                                            --------   --------
Long-Term Debt...........................     11,590     56,782
                                            --------   --------
Other Noncurrent Liabilities.............     12,026      9,943
                                            --------   --------
Deferred Income Taxes....................      9,350      9,634
                                            --------   --------

Stockholders' Equity:
Capital Stock
 Preferred stock.........................          3          3
 Common stock............................         85         85
Additional paid-in capital...............     17,749     17,634
Retained earnings........................     72,538     66,026
                                            --------   --------
Total Stockholders' Equity...............     90,375     83,748
                                            --------   --------
                                            $212,785   $201,869
                                            ========   ========

Unaudited

See Notes to Consolidated Condensed Financial Statements.

                                    (3)

                             Whittaker Corporation
                             ---------------------
                Consolidated Condensed Statements of Cash Flows
                -----------------------------------------------
                                   ($ in 000)

                                                              For the Nine Months
                                                                 Ended July 31,
                                                             ---------------------
                                                                1994        1993
                                                             =========    ========
OPERATING ACTIVITIES
  Net Income...............................................    $ 6,521    $  6,207
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation and amortization.........................      4,561       4,253
     Income taxes recoverable..............................      1,131      (1,987)
     Deferred taxes........................................      1,990      (2,099)
     Change in operating assets and liabilities:
       Receivables.........................................      3,929      24,939
       Inventories and prepaid expenses....................     (5,891)      1,297
       Accounts payable and other liabilities..............     (3,147)    (21,632)
                                                               -------    --------
   Net cash provided by operating activities...............      9,094      10,978
                                                               -------     -------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment................     (2,000)       (865)
  Purchased Business.......................................    (13,459)     (1,869)
  Collections of notes receivable..........................        459         836
  Proceeds from the sale of business.......................         --       2,842
  Other items, net.........................................       (106)      1,320
                                                               -------    --------
   Net cash provided (used) by investing activities........    (15,106)      2,264
                                                               -------    --------

FINANCING ACTIVITIES
 Net increase in debt......................................      6,284     (11,210)
 Dividends paid............................................         (9)         (9)
 Proceeds from shares issued under stock plans.............        115          35
                                                               -------     -------
 Net cash provided (used) by financing activities..........      6,390     (11,184)
                                                               -------    --------

 Net increase (decrease) in cash...........................        378       2,058
 Cash at beginning of year.................................        170       2,822
                                                               -------    --------
 Cash at end of period.....................................    $   548    $  4,880
                                                               =======    ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest.................................................    $ 2,715    $  4,642
                                                               =======    ========
  Income taxes.............................................    $ 2,799    $  5,888
                                                               =======    ========


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

Assets held for sale at July 31, 1994, include $23.6 million of land formerly used by a discontinued technology unit. The Company is in the process of obtaining entitlements -- the right granted by political authorities to develop real property -- for the land.

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

Inventories consisted of the following:

                                              ($ in 000)
                                          July 31,    October 31,
                                            1994         1993
                                          ========    ===========
Raw materials...........................   $17,808      $14,477
Work in process.........................    12,719       11,061
Finished goods..........................     1,449          483
Costs relating to long term contracts...     1,358        2,426
Unliquidated progress billings..........        (0)        (300)
                                           -------      -------
                                           $33,334      $28,147
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


At July 31, 1994, the Company had provided reserves related to various contingent and actual liabilities arising from uninsured risks, environmental matters and discontinued operations. With respect to potential insurance recoveries, the Company has not considered recoveries in the calculation of the reserves unless a carrier has agreed to such coverage. The Company has established reserves for contingent losses in accordance with generally accepted accounting principles and does not anticipate that the matters described above will have a material adverse affect on the Company's financial condition.


                                      (6)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------


Results of Operations
- - ---------------------


Comparison of Nine Months of 1994 to Nine Months of 1993
- - --------------------------------------------------------

Sales for the first nine months of 1994 were $87.7 million, an increase of $2.4 million or 3% from 1993. The increase included the recognition of $4.0 million of sales during the first quarter of 1994 related to a claim settlement with a defense electronic products customer. However, sales of defense electronic products in total were down $0.6 million. Defense electronic products were adversely impacted during the first and second quarters of 1994 by the January 17th Northridge earthquake and delays in the receipt of new contract bookings. Sales of aircraft fluid control products increased $2.5 million or 8%, primarily the result of the added sales of two product line acquisitions that occurred in the last quarter of 1993, which offset decreases in government sales including government aftermarket sales. The Company also acquired a business during the second quarter of 1994 which added $6.1 million of sales to the nine-month period of 1994. The Company's pyrotechnics devices unit, which contributed $3.2 million of sales to the 1993 nine-month period, was sold during the third quarter of 1993.

Net income for the first nine months of 1994 was $6.5 million or $.69 per share, compared to $6.2 million or $.65 per share in 1993. Included in net income in 1993 was $1.5 million, or $.16 per share resulting from a change in the method of accounting for income taxes in accordance with the Statement of Financial Accounting Standards SFAS No. 109. Income before income taxes and the accounting change for the nine-month period in 1993 was $7.7 million compared to $10.8 million in 1994, an increase of $3.1 million or 40%. Operating profit, which is discussed in more detail below, contributed $2.8 million of the $3.1 million increase. Corporate expenses were lower by $1.2 million as a result of cost reduction actions implemented this year, offset by an increase in interest expense of $0.9 million. Interest expense for the nine months of 1993 was net of $1.0 million of interest income applicable to a state income tax refund.

When referred to herein, operating profit is sales less cost of sales, engineering, selling and general administrative expenses related to the operating unit. General and administrative corporate expenses, interest, and income taxes have not been deducted in determining operating profit. Operating profit for the nine months of 1994 was $17.9 million, an increase of $2.8 million or 18% from 1993. Operating profit from defense electronic products increased $1.5 million because of the profit of $3.5 million from the claim settlement discussed above, offset partially by a $1.0 million reserve for earthquake damage subject to insurance deductibles, and the lower sales discussed above. Operating profit for aircraft fluid control products increased $1.6 million as a result of increased sales levels and a product mix which included higher margin products.



                                      (7)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                 OPERATIONS AND FINANCIAL CONDITION (Continued)
                 ----------------------------------------------

Results of Operations (Continued)
- - ---------------------------------


Comparison of Third Quarter of 1994 to Third Quarter of 1993
- - ------------------------------------------------------------

Sales for the third quarter of 1994 were $33.1 million, an increase of $6.3 million or 24% from 1993. The business acquired in the second quarter of 1994 contributed sales of $4.4 million to the third quarter of 1994. Sales of aircraft fluid control products increased $2.9 million or 30% for the reasons noted above. The pyrotechnic devices unit, which was sold during the third quarter of 1993, contributed $0.8 million of sales to the third quarter of 1993.

Net income for the third quarter of 1994 was $2.9 million or $.31 per share, compared to $1.0 million or $.10 per share in 1993. Income before income taxes for the third quarter of 1994 was $4.8 million compared to $1.6 million in 1993, an increase of $3.2 million. Operating profit, which is discussed in more detail below, contributed $3.5 million of the $3.2 million increase. Corporate expenses were lower by $0.9 million for the quarter, offset by an increase in interest expense of $1.2 million. Interest expense for the third quarter of 1993 was net of $1.0 million of interest income mentioned above.

Operating profit for the third quarter of 1994 was $7.6 million, an increase of $3.5 million or 87% from 1993. Operating profit from aircraft fluid control products, which increased $2.4 million, was the primary reason. The increase resulted from increased sales levels, and changes to a mix of higher margin products.

Financial Condition
- - -------------------

The current ratio at July 31, 1994 stood at 1.36 compared with 2.77 at the end of 1993, while working capital was $32.0 million compared with $74.0 million. Reductions in the current ratio and working capital were primarily attributable to $51.5 million of the Company's debt under a credit facility with a group of banks becoming current debt during 1994, but which is expected to be renewed and extended as described below. In addition, inventory increased $5.0 million as the result of the acquisition of a business and increases at several operating units. Other current assets increased $5.0 million primarily due to insured repair costs related to the earthquake and prepaid expenses of the acquired business.

The Company's debt-to-capitalization ratio was 43.5% at July 31, 1994 compared with 43.0% at the end of 1993. Debt for this purpose consists of long-term debt, including the current portion, and capitalization for this purpose is shareholders' equity plus debt.



                                      (8)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                 OPERATIONS AND FINANCIAL CONDITION (Continued)
                 ----------------------------------------------

Financial Condition (Continued)
- - -------------------------------

The Company and a group of banks led by Bank of America NT&SA are parties to a $92.5 million credit facility, pursuant to which the banks are obligated to extend term loans and revolving loans to the Company and to issue letters of credit on behalf of the Company. The $76.0 million revolving credit portion of the facility expires in April 1995. The $16.5 million term loan portion of the facility is to be repaid in quarterly installments through April 1997. Interest rates under the facility are between LIBOR plus 1% and LIBOR plus 1 3/8%. At July 31, 1994, $51.5 million of borrowings and $13.7 million of letters of credit were outstanding under the revolving credit portion of the credit facility and $16.5 million of borrowings were outstanding under the term loan portion of the credit facility. The entire $51.5 million revolving loan and $6.0 million of the term loan are classified as current debt on the balance sheet. The Company and Bank of America signed a term sheet for a new credit agreement and are currently holding discussions on documentation and participation. The terms contained in the term sheet are consistent with the current credit agreement and provide for an extension of the final maturity dates of the revolving and term portions of the facility.

Capital expenditures for the nine-month period in 1994 were $2.0 million compared to $0.9 million for the nine-month period in 1993. At July 31, 1994 there were capital asset expenditures approved, but yet to be spent, of $1.8 million. Capital asset additions related to the business acquired in the second quarter of 1994 were $3.7 million. Funds for these and future capital expenditures are expected to be provided from operations.

Assets held for sale include a 996 acre parcel of land located in Santa Clarita, California which was used by the Company's former Bermite unit through 1987. The Company is in the process of obtaining entitlements so that the real property can be developed. In June 1994 the local Planning Commission approved the Company's request for entitlement. The next step in the process is City Council approval, which is expected within the next several months.

During the third quarter of 1994, the Company submitted a claim to its insurance carriers to recover the costs of repair and replacement of assets and for the costs of business interruption brought about by the January 17th Northridge earthquake. To date, the Company has been paid $2.8 million and is negotiating with the carriers to reach a final settlement, which is expected to occur prior to the end of 1994. The Company provided reserves of $1 million in January 1994 to cover insurance deductibles and does not believe that additional reserves will be required.

The Company has typically purchased insurance to protect it from financial risk. In certain years, based on an evaluation of the cost and availability of coverage, the Company decided not to purchase insurance for certain risks, including workers' compensation and product liability. In addition, the Company's insurance carriers have taken the position that in certain cases the Company is uninsured for environmental matters, a position that the Company disputes in certain instances. Consequently, the Company is without insurance for various risks, including product liability for certain products that the Company once manufactured. The Company does have product liability coverage for products that are currently manufactured.



                                      (9)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                 OPERATIONS AND FINANCIAL CONDITION (Continued)
                 ----------------------------------------------

Financial Condition (Continued)
- - -------------------------------


The Company is a potentially responsible party in sixteen actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). In eight other instances, the Company is a potentially responsible party under state laws patterned after CERCLA, also imposing liability on parties with respect to hazardous waste activities. These environmental matters are attributable to the Company's discontinued operations. In the majority of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed waste. There are also various other claims and suits pending against the Company.

At July 31, 1994, the Company had provided reserves related to various contingent and actual liabilities arising from uninsured risks, environmental matters and discontinued operations. With respect to potential insurance recoveries, the Company has not considered recoveries in the calculation of the reserves unless a carrier has agreed to such coverage. The Company has established reserves for contingent losses in accordance with generally accepted accounting principles and does not anticipate that the matters described above will have a material adverse effect on the Company's financial condition.

The outlook for future sales is somewhat difficult to predict given the uncertainties related to the declining U.S. defense budget and related reductions and terminations of U.S. Government defense contracts. Any negative effect on sales related to this uncertainty may be offset in the future by contracts for new, technologically advanced electronic defensive systems, new commercial products in the expanding telecommunications markets, and sales of aerospace and electronics products into industrial markets. Thus, past Company performance may not be a reliable indicator of future performance.



                                      (10)

                               EXHIBITS TO PART I
                               ------------------


I(a)  Calculation of Earnings Per Share.



                                      (11)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                             ---------------------
                       Calculation of Earnings Per Share
                       ---------------------------------
                                  ($ In 000)

                                                               For the Nine Months
                                                                  Ended July 31,
                                                            -------------------------
                                                              1994             1993
                                                            =========        ========
PRIMARY EARNINGS PER SHARE

Earnings
- - --------
Net Income...............................................     $6,521          $6,207
Deduct:
  Dividend on $5.00 Cumulative
    Convertible Preferred Stock..........................         (9)             (9)
                                                              ------          ------

Net income used in primary earnings
  per share calculations.................................     $6,512          $6,198
                                                              ======          ======

Average Common and Common Equivalent Shares (in 000)
- - ----------------------------------------------------
Weighted average number of common shares
  outstanding............................................      8,479           8,222

  Common equivalent shares:
    Series D Participating Convertible
       Preferred Stock...................................        292             323
    Stock options included under
       treasury stock method.............................        708             949
                                                              ------          ------

TOTAL....................................................      9,479           9,494
                                                              ======          ======

Primary Earnings Per Share...............................     $  .69          $  .65
                                                              ======          ======

Unaudited

                                     (12)

                                                            Exhibit I(a)

                             WHITTAKER CORPORATION
                             ---------------------
                       Calculation of Earnings Per Share
                       ---------------------------------
                                  (Continued)

                                   ($ In 000)

                                              For the Nine Months
                                                 Ended July 31,
                                              -------------------
                                                1994        1993
                                              ========    =======
FULLY DILUTED EARNINGS PER SHARE

EARNINGS
- - --------

Net income used in primary earnings
  per share calculations....................  $6,512      $6,198

Adjustments.................................      --          --

Net income used in fully diluted earnings
  per share calculations....................  $6,512      $6,198
                                              ======      ======

Average Shares Used to Calculate Fully
- - --------------------------------------
  Diluted Earnings Per Share (in 000)
  -----------------------------------

Average common and common equivalent
  shares (above)............................   9,479       9,494

Add:

  Additional stock options included
     under treasury stock method............      24          16
                                              ------      ------
   TOTAL....................................   9,503       9,510
                                              ======      ======

Fully Diluted Earnings Per Share............  $  .69      $  .65
                                              ======      ======

Note: Fully diluted earnings per share are not presented in the Consolidated Condensed Statements of Income since the calculations result in dilution of less than 3% .

Unaudited

                                      (13)

                           PART II. OTHER INFORMATION
                           --------------------------




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        11. Statements re computation of per share earnings for the nine months ended July 31, 1994 (Exhibit I(a) of Part I to this Form 10-Q).
        27. Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed for the fiscal quarter ended July 31, 1994.



                                      (14)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WHITTAKER CORPORATION


Date:  September 13, 1994               By:  /s/  RICHARD LEVIN
                                             -------------------
                                             Richard Levin, Vice President
                                             Chief Financial Officer



                                      (15)