Form 10-K
period 1994-10-31
WHITTAKER CORP
filed 1995-01-27
CIK 106945

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

FOR FISCAL YEAR ENDED OCTOBER 31, 1994             COMMISSION FILE NUMBER 1-5407

                             WHITTAKER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-4033076
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        10880 WILSHIRE BOULEVARD                         90024
        LOS ANGELES, CALIFORNIA                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 475-9411

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                ON WHICH REGISTERED
          -------------------              -----------------------
   Common Stock, par value $.01 per share  New York Stock Exchange
                                           Pacific Stock Exchange

   Series A Participating Cumulative       New York Stock Exchange
    Preferred Stock Purchase Rights        Pacific Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  $5.00 Cumulative Convertible Preferred Stock
                                (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO
                                                ---     ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $162,341,049 as of December 30, 1994.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 8,486,174 shares of Common Stock as of December 30, 1994.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

                                                                     WHERE
                               DOCUMENT                           INCORPORATED
                               --------                           ------------
      Definitive Proxy Statement for the Annual Meeting of          Part III
       Stockholders to be held March 24, 1995 to be filed pursu-
       ant to Section 14(a) of the Securities Exchange Act of
       1934 (the "Proxy Statement")

                                     PART I

ITEM 1. BUSINESS.

THE REGISTRANT

  Whittaker Corporation ("Whittaker," the "Company," or the "Registrant") was incorporated in California in 1947 and became a Delaware corporation in 1986. Whittaker maintains its principal executive and administrative offices at 10880 Wilshire Boulevard, Los Angeles, California 90024 (telephone number 310-475-
9411).

  In its continuing operations, the Company has been active during fiscal 1994 almost solely in the aerospace business, including defense electronics, but is now using its electronics technologies and expertise to expand into telecommunications markets. During the past five years, the Company was also active in the chemicals, specialty chemicals, and biotechnology businesses. Set forth below is a description of the current business of the Company.

CONTINUING OPERATIONS

  The Company develops specialized aerospace and electronic technologies to create products for aircraft, defense, telecommunications and industrial markets. The Company's products and services are developed and produced by three divisions: Aerospace, which manufactures and markets proprietary fuel, hydraulic and pneumatic flow control valves and fire detection system products fitted on aircraft and ground-based gas turbines; Electronics Systems, which designs, develops and sells a wide array of highly reliable defense electronics products and systems; and Communications, which developed and is manufacturing and marketing advanced Asynchronous Transfer Mode ("ATM") telecommunications products and systems.

  Principal applications and representative products of the Company's continuing operations include:

    Fluid and Pneumatic Controls. The Company designs and manufactures a broad range of fluid control devices for both commercial and military aircraft. The products are designed to control pneumatic, hydraulic and fuel flows in aircraft systems. In commercial applications, they are used on virtually all Boeing and Douglas commercial aircraft, virtually all recent Airbus models, and virtually all other aircraft and jet engines manufactured in the world, with the exception of those manufactured in the former Communist countries. In addition, commercial and industrial applications include ground refueling devices and controls for cogeneration gas turbine power plants. In military applications, the products are used on military transports, bombers, helicopters, fighters and landing craft. Both commercial and military applications include aircraft jet engines built by General Electric and Pratt & Whitney. Sales of fluid controls were $52.9 million in fiscal 1994, $43.0 million in fiscal 1993, and $77.4 million in fiscal 1992.

    Command, Control and Communications. The Company designs and manufactures electronic systems for command, control and communications, including display and analysis systems, digital data links, signal data converters, tactical simulation systems, and wide-band encrypted secure voice and data systems that permit secure communications. The Company also has developed modular software that is designed to be portable to any real-time operating system. A user-friendly, window-based display and a unique table-driven architecture provide easy interface between various equipment and facilitate the addition of new equipment. Sales of command, control and communications systems were $24.5 million in fiscal 1994, $29.8 million in fiscal 1993, and $24.8 million in fiscal 1992.

    Radio Frequency/Survivability Systems. The Company designs radar countermeasure systems and electronic combat systems that provide radar and proximity fuse jamming using an internally developed radio frequency memory unit. Experience in technique development was used to invent a proprietary monopulse radar countermeasures generator that is applicable to most modern jamming systems. A Company-designed radar system detects tactical ballistic missiles, such as the SCUD, and allows early warning for the civilian population and for deployment of weapons. Other ground-based radar surveillance and tracking systems of the Company, including replicas of enemy radar systems, are used in tactical training. Sales of radio frequency/survivability systems were $8.9 million in fiscal 1994, $10.1 million in fiscal 1993, and $19.2 million in fiscal 1992.

    Other Electronics Products. The Company designs and manufactures high reliability silicon dioxide insulated coaxial and multiple conductor cable systems which permit broad-band data transmission and control function operation in extreme environments. Atmospheric monitoring systems are provided for timely warning of emergency conditions. Applications for these technologies include signal transmission and control functions inside nuclear power plants and reactors, power and control monitoring and electronic valve control at oil refineries, extreme environmental condition cable applications near jet engines, and critical connections in airborne electronic countermeasure systems. The Company also designs and manufactures expendable high-energy-density batteries utilized primarily for missile and space applications. These applications require watt seconds of energy and demand the highest availability and reliability due to their critical functions. The Company supplies these batteries to meet the extreme environmental requirement of airborne applications.

    Data Managers. The Company provides a unique combination of hardware and software that interfaces very high speed computers with lower speed computers as well as storage disks, recorders and other peripherals. The data manager allows simultaneous input and output of large amounts of data, facilitating real time analysis and storage. Data managers provide this capability in applications for jet engine data recording, transfer of video data in simulators, and command and control applications. The Company is developing a lower-priced version of the data manager with ATM capabilities to provide services for telecommunications markets, including real-time access to full-motion video on demand and to other applications requiring access to large amounts of video data, such as medical imaging. The lower-priced version is expected to be available in mid-1995.

    ATM Enterprise Network Access Switch. Using high-speed switching hardware and software technology developed for defense applications, the Company has designed, developed, successfully tested, and started production of an ATM Enterprise Network Access Switch ("ATM ENAS"). The ATM ENAS is designed for use by business customers and by telephone companies to efficiently transfer data files, video, still images, and multi-media files at extremely high speeds among local area networks over telephone companies' fiber optic-wide area networks. The Company expects to begin shipments of the ATM ENAS during the second quarter of fiscal 1995.

  Sales directly or indirectly to the United States Government, primarily under military procurement contracts, represented approximately 49% of the sales from continuing operations in fiscal 1994, compared to 68% in fiscal 1993 and 58% in fiscal 1992. In addition to the normal risks found in any business, companies engaged in supplying military equipment to the United States Government are subject to certain industry specific risks, including dependence on Congressional appropriations and administrative allotment of funds, time and investment required for design and development, significant changes in contract scheduling, complexity of designs and the rapidity with which they may become obsolete, and change in Governmental procurement legislation and regulations and other policies which may reflect military and political developments. All contracts with the United States Government are subject to termination at any time for the convenience of the Government if deemed in its best interest. Contracts that are terminated for convenience generally provide for payments to a contractor for its costs and for fees or profits related to work accomplished through the date of termination.

  Approximately 20% of sales from continuing operations arose from exports to customers outside the United States.

  At October 31, 1994, funded backlog totalled $69,300,000 (compared to $75,200,000 at October 31, 1993), of which $14,300,000 is not expected to be filled within fiscal 1995.

  The markets in which the Company operates are generally highly competitive, with competition centering on price, product performance and product support. Competitors of the Company in such markets may have substantially greater financial resources, research and design capabilities, and manufacturing capacity.

  The Company spent $2,700,000, $1,700,000, and $1,100,000 on research and development activities in continuing operations in fiscal 1994, 1993, and 1992, respectively.

DISCONTINUED OPERATIONS

  In October 1991, the Company spun off its biotechnology business. In addition, since the beginning of the Company's divestiture program in 1989, the Company has sold its Anjac/Doron, Duall/Wind, Chemical Coatings, Heico Chemicals, Park Chemical, Ram Chemicals, Specialty Chemicals, Technibilt, Water Management, Whittaker Metals, Winters Industries and Yardney Electric Corporation units. The divestiture program has been substantially completed. Remaining to be divested is a 996-acre parcel of land formerly used, until 1987, by the Company's former Bermite division, a discontinued technology unit. See Notes 3 and 4 of Notes to Consolidated Financial Statements in Part II,
Item 8 of this Form 10-K for information about the spin off and discontinued operations, respectively.

ACQUISITIONS

  On March 27, 1994, the Company acquired the assets and business of Systron-Donner Safety Systems for a total purchase price of $13.0 million in cash. Safety Systems manufactures and sells fire, smoke and overheating detectors and systems for commercial and military aircraft and jet engines. The Company intends to continue its previously announced strategy of growth by selective acquisitions that complement the Company's existing businesses and product lines.

ENVIRONMENTAL

  Compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings or competitive position of the Company, nor is the Company estimating any material capital expenditures for environmental control facilities in fiscal 1995 and 1996.

EMPLOYEE RELATIONS

  As of October 31, 1994, the Company employed approximately 800 persons in its businesses, about 13% of whom were represented by labor organizations. The Company believes that it has generally good relations with its employees.

ITEM 2. PROPERTIES.

  The corporate headquarters of the Company is located in 23,000 square feet of leased office space in Los Angeles, California. The table below provides information with respect to the principal production facilities utilized by the Company as of October 31, 1994.

                                            OWNED FACILITIES  LEASED FACILITIES
                                            ----------------- -----------------
                                  GENERAL    NO. OF   SQUARE   NO. OF   SQUARE
   LOCATION                      CHARACTER  LOCATIONS FOOTAGE LOCATIONS FOOTAGE
   --------                      ---------- --------- ------- --------- -------
   California................... Production      3    276,000      3    208,000
   Colorado..................... Production      1     30,000      -         -
   Oregon....................... Production      -          -      1     19,000
                                               ---    -------    ---    -------
                                                 4    306,000      4    227,000
                                               ===    =======    ===    =======

  The terms of the Company's leases range from one year to 20 years. The termination of any of the short-term leases would not have a material adverse effect on the Company's operations. See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

  The Company believes that, in general, its plants and equipment are adequately maintained, in good operating condition and adequate for the Company's present needs. The Company regularly upgrades and modernizes its facilities and equipment, and expands its facilities as necessary to meet customer requirements. Capital additions by the Company were approximately $2.5 million for continuing operations in fiscal 1994.

ITEM 3. LEGAL PROCEEDINGS.

ENVIRONMENTAL MATTERS

  As a result primarily of the activities of its discontinued operations, the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). CERCLA, also known as "Superfund," is the main Federal law enacted to address public health and environmental concerns arising with respect to past treatment and disposal of hazardous substances. The Company also is a potentially responsible party in a number of actions brought under state laws patterned after CERCLA.

  CERCLA and such other state laws provide for the imposition of clean-up liability on anyone who arranges for the disposal or treatment of hazardous substances at designated sites. Accordingly, anyone who generates hazardous substances may be a potentially responsible party if the treatment, storage, or disposal facility that handles the substances becomes the subject of an environmental clean-up under such laws. This is true even if the treatment, storage, or disposal facility has the proper licenses and permits issued by appropriate governmental authorities and treats, stores, or disposes of the hazardous substances in accordance with the terms of such licenses and permits. The various state environmental agencies and the U.S. Environmental Protection Agency take the position under these environmental laws that all responsible parties are jointly and severally liable for the costs of cleaning up sites subject to their jurisdiction and for any environmental damages caused by the treatment or disposal of hazardous substances at such sites.

  In nearly all of the environmental matters in which the Company is involved, the Company contributed a very small amount (generally much less than 1%) of the total wastes treated or disposed of at these various treatment or disposal facilities and participates as a so-called "de minimis" party. De minimis parties are generally allowed to settle their potential liability for clean-up activities by agreeing with the state or Federal environmental authorities and the other, larger responsible parties to bear a share of the past and estimated future clean-up costs based on the volume of the waste each de minimis party contributed, plus a "premium" or "multiplier." These premiums or multipliers are designed to allow for the uncertainty of estimates of future costs and the desirability of settling liability early to avoid so-called transaction costs, i.e., the legal, consulting, and other expenses, which tend to consume a significant amount of the funds actually spent on the resolution of environmental matters.

  Where the Company does not qualify for such treatment, where the Company's potential liability on a particular environmental matter could be significant, or where the Company believes that the premium or multiplier for a de minimis settlement is unreasonable, the Company may elect to participate in the settlement or remediation activities as, or on the same basis as, a major party, generally paying its allocated share of remediation expenses and transaction costs as they are incurred, often over several years.

  In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and clean-up activities at facilities currently or formerly occupied by its operating units. In the most significant of these sites, the Company has "clean closed" 13 of 14 facilities regulated under the Resource Conservation and Recovery Act at its former Bermite division in Santa Clarita, California. The Company is currently working to close the 14th of such facilities and to complete an investigation of the entire property in anticipation of developing the property for a planned mixed-use residential and commercial development.

  The Company's Denver, Colorado-based Power Storage Systems unit has been cited by the City of Denver for violations arising from its failure to have a waste water discharge permit for a sink used in the brazing operations of a satellite welding facility. The Company believes it has defenses to many of the allegations cited in the notice of violation from the City of Denver and is in discussions with the City to settle this matter.

  In 1994, the Company made cash expenditures of approximately $1.8 million on environmental matters.

OTHER LEGAL MATTERS

  There are also various other claims and suits pending against the Company. Based on an evaluation, which included consultation with counsel concerning the legal and factual issues involved, the Company is of the opinion that such claims and suits pending against the Company, including the environmental matters discussed above, will not have a material adverse effect, singly or in the aggregate, on the financial position of the Company. See Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the names, ages and positions of the current executive officers of the Registrant.

                     NAME                    AGE             POSITIONS
                     ----                    ---             ---------
   Thomas A. Brancati.......................  59 President, Chief Executive
                                                  Officer and Chief Operating
                                                  Officer
   Jack C. Cannady..........................  62 Vice President
   Richard Levin............................  44 Vice President, Chief Financial
                                                  Officer and Secretary
   Gordon J. Louttit........................  47 Vice President
   John K. Otto.............................  40 Treasurer

  Mr. Brancati was President of the Company's Electronics Systems unit from 1987 until 1993, when he was elected President and Chief Operating Officer of the Company, as well as a Director. Effective January 1, 1995, Mr. Brancati became Chief Executive Officer of the Company.

  Mr. Cannady was Vice President of the Company's Electronics Systems unit from 1989 until his appointment as a Vice President of the Company in June 1994.

  Mr. Levin joined Whittaker in May 1994, at which time he was appointed Vice President, Chief Financial Officer and Secretary. From 1978 until joining Whittaker, Mr. Levin was a practicing attorney with the law firm of Stutman, Treister & Glatt.

  Mr. Louttit, who joined Whittaker in 1978, served as Corporate Counsel until his appointment as Assistant General Counsel in 1981. In 1985, he was elected a Vice President of the Company. From November 1993 until May 1994, Mr. Louttit served as Secretary of the Company.

  Mr. Otto joined Whittaker in 1983 as Whittaker's Manager of Banking and Cash. He was named Assistant Treasurer in 1986 and Treasurer in 1988.

  The term of office of each executive officer will expire at the next annual meeting of the Board of Directors, which is scheduled to be held March 24, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

PRINCIPAL MARKETS

  The Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange (Symbol: WKR). There is no established market for the $5.00 Cumulative Convertible Preferred Stock (the "$5.00 Preferred"). The Series A Participating Cumulative Preferred Stock Purchase Rights are listed on the New York Stock Exchange and the Pacific Stock Exchange, and, at the present time, trade with the Common Stock and are not separately transferable. The Series D Participating Convertible Preferred Stock (the "Series D Preferred Stock") is not listed or traded on any exchange. See Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

COMMON STOCKHOLDERS

  As of December 30, 1994 there were 5,657 registered holders of the Common
Stock.

COMMON STOCK PRICES

  The following table sets forth the high and low sales prices of the Common Stock during Whittaker's two most recent fiscal years.

                                              QUARTER ENDED
                         -------------------------------------------------------
                          JANUARY 31     APRIL 30       JULY 31     OCTOBER 31
                         ------------- ------------- ------------- -------------
                          HIGH   LOW    HIGH   LOW    HIGH   LOW    HIGH   LOW
                         ------ ------ ------ ------ ------ ------ ------ ------
1993.................... 15 7/8 11 1/8 16     14     15     12 1/2 15 3/4 13 1/8
1994.................... 16 5/8 12     17 7/8 13 1/2 15 5/8 13 5/8 20     15 5/8

DIVIDENDS

  Dividends of $1.25 were declared on each share of $5.00 Preferred, and dividends of $.25 were declared on each share of Series D Preferred Stock, for each quarter of Whittaker's two most recent fiscal years. No dividends have been declared on the Common Stock during the two most recent fiscal years.

  Under the Company's current credit facility with a group of banks, there are restrictions that materially limit the amount of cash dividends that may be paid on the Common Stock. The Company may pay cash dividends on the Common Stock if the Company meets a cash flow test measured at the end of the fiscal quarter immediately preceding the payment of the dividend, and the cumulative amount of all cash dividends paid on the Common Stock does not exceed 20% of the net income of the Company determined on a cumulative basis from January 30, 1995 through the end of the fiscal quarter immediately preceding the payment of the dividend. In the foreseeable future, in light of the Company's strategy of using earnings from operations to fund growth internally and by selective acquisitions, the Company's present intention is to refrain from paying cash dividends on the Common Stock even if the Company is able to do so under its current credit facility. Although the Company expects to continue paying dividends on the $5.00 Preferred, there can be no assurance that such dividends will be continued. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further description of the Company's credit facility.

TRANSFER AGENT AND REGISTRAR FOR COMMON STOCK AND $5.00 PREFERRED

    MELLON SECURITIES TRUST COMPANY
    Four Station Square
    Third Floor
    Pittsburgh, Pennsylvania 15219

RIGHTS AGENT FOR SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK PURCHASE
RIGHTS

    MELLON BANK N.A.
    Post Office Box 444
    Pittsburgh, Pennsylvania 15230

ITEM 6. SELECTED FINANCIAL DATA.

                             WHITTAKER CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         FOR THE YEARS ENDED OCTOBER 31,
                                   ---------------------------------------------
                                     1994     1993      1992     1991     1990
                                     ----     ----      ----     ----     ----
SUMMARY OF OPERATIONS*
Sales............................  $126,448 $115,386  $159,915 $158,510 $155,168
Income from continuing opera-
 tions, before accounting change.  $ 10,061 $  7,698  $ 13,377 $ 11,374 $  1,354
Cumulative effect of accounting
 change..........................       --  $  1,512       --       --       --
Income (loss) from discontinued
 operations......................       --    (1,954)      --     4,733      102
Gain on disposal of discontinued
 operations......................       --       --      2,300    6,468   85,248
Net income.......................  $ 10,061 $  7,256  $ 15,677 $ 22,575 $ 86,704
Earnings (loss) per share
  Continuing operations, before
   accounting change.............     $1.06    $ .81     $1.42    $1.27   $  .15
  Accounting change..............       --       .16       --       --       --
  Discontinued operations........       --      (.21)      .24     1.26    10.15
  Net income.....................     $1.06    $ .76     $1.66    $2.53   $10.30
Average common and common equiva-
 lent shares outstanding (in
 thousands)......................     9,502    9,491     9,407    8,884    8,405
Dividends per common share.......       --       --         --       --       --
OTHER DATA*
Working capital..................  $ 81,534 $ 73,924  $ 85,926 $ 58,969 $ 65,599
Total assets.....................  $209,307 $201,869  $218,279 $199,344 $237,392
Long-term debt...................  $ 54,742 $ 56,782  $ 66,644 $ 54,920 $103,384
Stockholders' equity.............  $ 93,950 $ 83,748  $ 75,200 $ 58,470 $ 40,001
Current ratio....................    3.22:1   2.77:1    2.74:1   2.10:1   2.15:1
Capital additions................  $  2,500 $  1,300  $  2,200 $  2,000 $  2,400
Stockholders of record...........     5,700    7,100     8,500    8,800    9,100

- - --------
 * Operating results and balance sheet items reflect the segregation of continuing operations from discontinued operations. See Notes 3 and 4 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

 Comparison of 1994 to 1993

  Sales from continuing operations for fiscal 1994 increased 9.6% to $126.4 million from fiscal 1993 sales of $115.4 million. Sales increased in 1994 in part as a result of the Company's acquisition of a telecommunications business in July 1993, two aircraft fluid control product lines in the fourth quarter of fiscal 1993, and an aerospace business during the second quarter of fiscal 1994. The acquisitions offset decreases in government sales. In the aggregate, the acquired businesses and product lines accounted for $27.5 million of 1994 sales, compared to $1.7 million in 1993, reflecting the implementation of the Company's previously announced strategy of growth by selective acquisitions to complement the Company's existing businesses and product lines. The aerospace business acquired in March 1994 contributed $10.5 million to 1994 sales. Management expects that the acquired businesses and product lines will continue to contribute to sales in fiscal 1995 at least at the annual rate at which they contributed in fiscal 1994.

  The increased sales in fiscal 1994 also included the recognition of $4.0 million of sales during the first quarter of 1994 related to the partial settlement of a termination claim against a defense electronics products customer. The Company expects that additional revenue may result in fiscal 1995 from final settlement of the claim. Sales of defense electronics products were adversely affected during the first and second quarters of fiscal 1994 by the January 17 Northridge earthquake and by delays in the receipt of new contract bookings. Sales of high-energy-density batteries declined because of decreasing demand and intense price competition, trends that are expected to continue. The Company's pyrotechnic devices unit was sold in the third quarter of fiscal 1993 after contributing $3.6 million to fiscal 1993 sales.

  A shrinking U.S. defense budget has contributed to both the decline in sales to the United States Government and in delays in the receipt of new contract bookings. In addition, new aircraft production has not rebounded from the reductions in the early 1990's, with the result that sales of aircraft fluid control products have not rebounded to their early 1990's levels. Management expects that this trend will continue at least for the near to medium term. In fiscal 1994, the Company began marketing its aircraft fluid control and other aerospace products to manufacturers of industrial, land-based gas turbines, which are similar to jet engines. The Company intends to continue to do so. Although management believes that there may be significant demand for the Company's aerospace products in these and other industrial markets, management does not currently expect that sales of aerospace products in industrial markets will contribute a material amount of revenue to the Company in fiscal 1995, and there can be no assurance that such sales will contribute a material amount of revenue to the Company in later years.

  Gross margin increased in fiscal 1994 to $53.2 million, or 42.0% of sales, from $44.2 million, or 38.3% of sales in fiscal 1993. The increase was due primarily to a product mix that included a higher portion of after-market aircraft fluid control products. Also contributing to the increase in gross margin was $3.5 million resulting from the partial termination claim settlement described above, under which the Company recorded as revenue and will receive at least $4.0 million in cash, with an associated cost of sale of $0.5 million. The increase in gross margin was offset partially by lower margins in radio frequency/survivability products resulting primarily from a higher mix of cost-plus contracts and, to some degree, from the effects of the interruption of the business and damage caused by the January 17 Northridge earthquake.

  As a percentage of sales, engineering, selling and general and administrative expenses increased from 24.7% in fiscal 1993 to 26.2% in fiscal 1994. The increase primarily was the result of additional expenses of the acquired aerospace business, and executive bonus payments made for 1994 compared to limited payments made for 1993. The increase was offset partially by income associated with the Company's defined benefit pension plan.

  Net income in fiscal 1994 from continuing operations was $10.1 million, or $1.06 per share, compared to $7.7 million, or $0.81 per share, in fiscal 1993, not including net income in 1993 of $1.5 million, or $0.16 per share, resulting from a change in the method of accounting for income taxes in accordance with the

Statement of Financial Accounting Standards SFAS No. 109, and a net after-tax loss from discontinued operations of $2.0 million, or $0.21 per share. Income before income taxes for fiscal 1994 was $16.5 million, compared to $12.5 million before income taxes and the accounting change for 1993.

 Comparison of 1993 to 1992

  Sales from continuing operations for fiscal 1993 decreased by $44.5 million from fiscal 1992, reflecting decreased volume in aircraft fluid controls of $34.4 million. This represents a decrease of 44.4% from fiscal 1992, primarily due to a reduction of new aircraft production and reduced after market sales. Also unfavorably affecting sales by $3.5 million was the sale of the pyrotechnic devices unit in the third quarter of fiscal 1993. The remaining decrease was attributable to reduced volume of defense electronics products, high-energy-density batteries and cable products.

  Cost of sales as a percentage of sales increased slightly in fiscal 1993 primarily due to unabsorbed overhead as a result of the sales volume decrease in aircraft fluid controls, which was partially offset by improved margins related to changes in product mix. The $6.5 million, or 18.6%, decrease in operating expenses (engineering, selling and general and administrative expenses) was due primarily to reduced employee incentive costs of $3.5 million and a reduction of headcount throughout the operations. Interest expense was lower in fiscal 1993 as a result of a lower level of debt and lower interest rates.

  Income from continuing operations before taxes decreased by $9.4 million, primarily due to the lower sales volume, slightly lower margins due to the under-absorption of overhead, which was offset partially by reduced engineering, selling and general and administrative expenses, and lower interest costs.

  The 1993 loss from discontinued operations represents the after-tax effect of a non-recurring charge of $3.5 million before tax to settle a patent infringement case involving the Company's former Technibilt shopping cart division, and a $0.7 million additional loss provision for ongoing costs for discontinued operations. Partially offsetting the discontinued operations charges was $1.0 million of interest income related to the resolution of tax issues associated with previously discontinued operations.

  The accounting change reflects the adoption, retroactive to the first quarter of fiscal 1993, of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." This change in accounting increased net income by $1.5 million.

 General

  In fiscal 1994, 1993 and 1992, approximately 49%, 68% and 58%, respectively, of the Company's sales from continuing operations were directly or indirectly attributable to the United States Government. In addition to the normal risks found in any business, companies engaged in supplying military equipment to the United States Government are subject to certain industry specific risks, including dependence on Congressional appropriations and administrative allotment of funds, time and investment required for design and development, significant changes in contract scheduling, complexity of designs and the rapidity with which they may become obsolete, and change in Governmental procurement legislation and regulations and other policies which may reflect military and political developments. A loss of Government business, although not anticipated by the Company, could have a material adverse effect on the Company's operations.

  In August 1994, the Company was awarded a $10.9 million cost-reimbursement contract from the United States Army to develop three new versions of the Company's previously developed battlefield electronic countermeasures system, capable of detonating incoming artillery and mortar rounds, designated the Shortstop Electronic Protection System ("SEPS"). The contract did not contribute a material amount of revenue to the Company in 1994, but successful development of the new SEPS versions could, subject to all of the risks and uncertainties that apply to military procurement generally, as discussed above, result in subsequent SEPS production contracts, which could then have a material effect on the Company's sales. There can be no assurance, however, whether or when any such contracts would be awarded.

  The Company is discussing with a foreign government the potential sale and installation of a Company-designed radar system that detects tactical ballistic missiles and allows early warning for the civilian population and for deployment of weapons. The discussion could result in an agreement during fiscal 1995. If the discussions result in an agreement, annual sales of defense electronics products could increase by up to $50 million for up to five years. Because of the uncertainties of the military procurement processes of foreign governments, the need for the foreign government to provide budget authority for the potential procurement, and all the uncertainties that apply to military procurement generally, as discussed above, there can be no assurance that an agreement will be reached or, if reached, what the contract price would be.

  The Company has developed and successfully tested an ATM Enterprise Network Access Switch ("ATM ENAS"). Potential customers who have participated in the testing of the ATM ENAS have expressed an interest in the purchase of quantities of the ATM ENAS that could support profitable commercial production. The Company is exploring price and other sales terms with these potential customers. There can be no assurance, however, that agreements on sales will be reached. In addition, the Company is developing a lower-priced version of the data manager produced by the acquired telecommunications business which will have ATM capabilities and which, if successfully developed, is expected to be available to the market in mid-1995. These telecommunications products could contribute increased amounts to sales of telecommunications products. There can be no assurance, however, that development of the lower-priced version of the data manager will be successful, that the market will accept the products, or that sales of the products will be material or profitable.

  Effective November 1, 1992 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. In December 1990, the Board issued a new standard, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," which the Company adopted in 1994. The adoption did not have a material effect on the Company's consolidated financial statements.

  The outlook for future sales is difficult to predict given the uncertainties related to the declining U.S. defense budget and related reductions and terminations of U.S. Government defense contracts. Any negative effect on sales related to this uncertainty may be offset in the future by contracts for new, technologically advanced electronic defense systems, new commercial products in the expanding telecommunications markets, and sales of aerospace and electronic products into industrial markets. Thus, past Company performance may not be a reliable indicator of future performance.

FINANCIAL CONDITION

  At October 31, 1994, the Company's debt totaled $60.3 million, which consisted of $42.5 million of loans under a revolving bank credit facility, $16.5 million under a bank term loan, and $1.3 million of other debt. In addition, there were $12.5 million of letters of credit outstanding under the revolving credit facility. On January 24, 1995, the Company and a new group of banks entered into a new credit agreement which consists of a $65.0 million revolving credit facility with a three-year term expiring in January 1998 and a $35.0 million term loan that is to be repaid in quarterly installments over five years. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the agent bank's prime rate. The annual interest rate based on LIBOR may range between LIBOR plus 1% and LIBOR plus 1.875%, and the annual interest rate based on the prime rate may range between prime and prime plus .50%. The agreement includes financial covenants with respect to financial leverage, cash flow, and tangible net worth. Proceeds from the new credit facility were used to pay off and cancel the old credit facility and will be used going forward to fund working capital and acquisitions. At the date of the new credit facility, the debt outstanding was $35.0 million under the term loan, of which $3.75 million is due within fiscal year 1995, and $20.5 million of loans and $12.7 million of letters of credit under the revolving credit facility.

  The Company's ratio of long-term debt, including the current portion, to capitalization (stockholders' equity plus debt) was 39.1% at October 31, 1994, compared to 43.0% at the end of 1993, reflecting a $10.1 million contribution to stockholders' equity from fiscal 1994 net income and continued reduction of bank debt from cash flow generated by operations. It is expected that the Company will continue to use cash generated from operations to reduce debt. However, as discussed below, some cash and debt availability may be used to finance additional acquisitions.

  Cash flow provided by continuing operations in fiscal 1994 was $21.8 million, compared to $16.1 million in fiscal 1993. The increase resulted primarily from higher net income and an income tax recovery. There were offsetting reductions in cash provided and used as a result of changes in accounts receivable and accounts payable, respectively. Cash used in investing activities was $15.7 million in fiscal 1994, which included $13.0 million for the acquisition of an aerospace business and capital expenditures of $2.5 million. During fiscal 1993, the Company also used cash of $13.0 million to make acquisitions, but received cash of $3.5 million as a result of the sale of the pyrotechnic devices unit. Cash flow used in financing activities was $2.8 million in fiscal 1994 and $7.2 million in fiscal 1993, primarily the result of, in each case, the reduction of debt.

  Included in accounts receivable are claims amounting to $5.6 million, compared to $6.5 million at year-end 1993, related to certain United States Government prime contracts and subcontracts. These claims have been recorded in accordance with generally accepted accounting principles to the extent of contract costs incurred. These costs were incurred in connection with customer caused delays and disruptions, errors in technical data, a partial termination for convenience and other unanticipated causes. These claims were filed for amounts aggregating $31.8 million, compared to $22.2 million at year-end 1993, substantially in excess of amounts recorded. While the outcome of these claims presently cannot be determined, in the opinion of the Company and its counsel the recorded amount is a reasonable estimate of the minimum amount expected to be collected. These claims are subject to negotiation and audit by the U.S. Government, the prime contractor customer, or both, and are presently at various stages of settlement, litigation or appeal.

  During the third quarter of fiscal 1994, the Company submitted a claim to its insurance carriers to recover the costs of repair and replacement of assets and for the costs of business interruption brought about by the January 17 Northridge earthquake. To date, the Company has been paid $5.4 million on account and is negotiating with the carriers to reach a final settlement, which is expected to occur during the first half of fiscal 1995. The Company provided reserves of $1.0 million in January 1994 to cover insurance deductibles and does not believe that additional reserves will be required. Current assets in 1994 included $1.0 million, net of insurance payments on account, as a result of deferrals of building and property repair and replacement costs and other expenses that are expected to be recovered under the earthquake insurance claim.

  Capital expenditures for fiscal 1994 were $2.5 million, compared to $1.3 million in fiscal 1993 and$2.2 million in fiscal 1992. At October 31, 1994, there were approximately $2.4 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditures are limited to specified annual amounts by covenants contained in the Company's credit agreement. It is anticipated that the amounts under the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

  During fiscal 1994, most of the Company's expenditures on research and development were devoted to the development and successful testing of the ATM ENAS. It is anticipated that the Company will require additional expenditures for development of its telecommunications products to remain competitive, and that sufficient funds will be generated by operations for research and development of these and other Company products.

  At October 31, 1994, the Company had recognized $1.4 million of net deferred tax assets. The net deferred tax assets are expected to be realized from future taxable income. In the absence of such future taxable income, the current level of net deferred tax assets could be realized pursuant to the carryback provisions of the Federal tax law. A valuation allowance of $0.8 million has been established for the state tax effect of the temporary differences due to certain limitations imposed by state tax law.

  On March 27, 1994, the Company acquired the assets and business of Systron-Donner Safety Systems for a total purchase price of $13.0 million in cash. Safety Systems manufactures and sells fire, smoke and overheating detectors and systems for commercial and military aircraft and jet engines.

  The Company intends to continue its previously announced strategy of growth by selective acquisitions that complement the Company's core businesses, financed by cash from operations and from borrowings under its revolving credit facility and, where appropriate, by issuance of new debt or equity securities of the Company. The Company intends to pursue its acquisition strategy with careful regard for profitability and the Company's need for liquidity. There can be no assurance, however, that any acquisitions will occur or that an acquisition that does occur will not adversely affect the Company's net income or liquidity.

  The Company's program for divestiture of its discontinued operations was substantially completed by the end of fiscal 1992. Remaining to be divested is a 996-acre parcel of land, which was used until 1987 by the Company's former Bermite division, a discontinued technology unit. The land is located in the city of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. The Company has entered into a development agreement with a real estate developer to seek entitlements (the right granted by political authorities to develop real property) to develop this property as a mixed-use residential, commercial, retail, and light industrial development. Following receipt of these entitlements, the Company will pursue the most advantageous means to realize the value of this asset.

  As a result primarily of the activities of its discontinued operations, the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). CERCLA, also known as "Superfund," is the main Federal law enacted to address public health and environmental concerns arising with respect to the past treatment and disposal of hazardous substances. The Company is also a potentially responsible party in a number of other actions brought under state laws patterned after CERCLA. In nearly all of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed of waste. In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and clean-up activities at facilities currently or formerly occupied by its operating units. In fiscal 1994, the Company made cash expenditures of approximately $1.8 million on environmental matters.

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

  At October 31, 1994, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Whittaker Corporation

  We have audited the accompanying consolidated balance sheets of Whittaker Corporation as ofOctober 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whittaker Corporation at October 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period endedOctober 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 7 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

                                          ERNST & YOUNG LLP

Los Angeles, California
December 16, 1994, except for
 Note 5, as to which the date
 is January 24, 1995

                             WHITTAKER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     FOR THE YEARS ENDED
                                                         OCTOBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                    ----      ----      ----
                                                    (DOLLARS IN THOUSANDS
                                                     EXCEPT FOR PER SHARE
                                                           AMOUNTS)
Sales............................................ $126,448  $115,386  $159,915
                                                  --------  --------  --------
Costs and expenses
 Cost of sales...................................   73,286    71,139    98,266
 Engineering, selling and general and administra-
  tive...........................................   33,149    28,535    34,991
 Interest on long-term debt......................    3,967     3,731     5,421
 Other interest..................................       82       181       164
 Interest income.................................     (568)     (712)     (874)
                                                  --------  --------  --------
                                                   109,916   102,874   137,968
                                                  --------  --------  --------
Income from continuing operations before provi-
 sion for taxes
 and cumulative effect of accounting change......   16,532    12,512    21,947
Provision for taxes (Note 7).....................    6,471     4,814     8,570
                                                  --------  --------  --------
Income from continuing operations before cumula-
 tive effect of accounting change................   10,061     7,698    13,377
Cumulative effect as of November 1, 1992 of
 change in method
 of accounting for income taxes (Note 7).........      --      1,512       --
Discontinued operations (Notes 3 and 4)
 Income (loss) from discontinued operations......      --     (1,954)      --
 Gain on disposal of discontinued operations.....      --        --      2,300
                                                  --------  --------  --------
Net income....................................... $ 10,061  $  7,256  $ 15,677
                                                  ========  ========  ========
Earnings per share (Note 2)
 Continuing operations before cumulative effect
  of ac-
  counting change................................ $   1.06  $    .81  $   1.42
 Cumulative effect of accounting change..........      --        .16       --
 Discontinued operations
  Income (loss) from discontinued operations.....      --       (.21)      --
  Gain on disposal of discontinued operations....      --        --        .24
                                                  --------  --------  --------
 Net income...................................... $   1.06  $    .76  $   1.66
                                                  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              AT OCTOBER 31,
                                                             ------------------
                                                               1994      1993
                                                               ----      ----
                                                                (DOLLARS IN
                                                                THOUSANDS)
CURRENT ASSETS
Cash........................................................ $  3,507  $    170
Receivables:
  Notes receivable..........................................    1,419     2,660
  Trade accounts receivable (Note 1)........................   63,974    65,457
  Other receivables.........................................    1,200     2,795
  Allowance for doubtful accounts...........................   (1,301)   (1,457)
Inventories (Note 1)........................................   32,013    28,147
Net assets held for sale....................................    1,551       --
Prepaid expenses............................................    2,475       498
Income taxes recoverable....................................       66     3,482
Deferred income taxes.......................................   13,395    13,934
                                                             --------  --------
  Total Current Assets......................................  118,299   115,686
                                                             --------  --------
PROPERTY, PLANT AND EQUIPMENT (Note 9)
Land and land improvements..................................    6,426     6,393
Buildings and improvements..................................   27,742    27,765
Equipment...................................................   34,729    33,876
Construction in progress....................................    1,376       382
                                                             --------  --------
                                                               70,273    68,416
Less accumulated depreciation and amortization..............  (33,506)  (32,803)
                                                             --------  --------
                                                               36,767    35,613
                                                             --------  --------
OTHER ASSETS
Goodwill, net of amortization...............................   19,604    14,465
Other intangible assets, net of amortization................    2,336     2,722
Notes and other noncurrent receivables......................    3,682     4,994
Miscellaneous...............................................    4,681     3,751
Assets held for sale (Note 4)...............................   23,938    24,638
                                                             --------  --------
                                                               54,241    50,570
                                                             --------  --------
                                                             $209,307  $201,869
                                                             ========  ========

        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                AT OCTOBER 31,
                                                               -----------------
                                                                 1994     1993
                                                                 ----     ----
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
CURRENT LIABILITIES
Current maturities of long-term debt (Note 5)................. $  5,540 $  6,362
Accounts payable..............................................   10,713   13,930
Accrued liabilities...........................................   20,512   21,470
                                                               -------- --------
 Total Current Liabilities....................................   36,765   41,762
                                                               -------- --------
LONG-TERM DEBT (Note 5).......................................   54,742   56,782
                                                               -------- --------
OTHER NONCURRENT LIABILITIES (Notes 4 and 10).................   11,880    9,943
                                                               -------- --------
DEFERRED INCOME TAXES.........................................   11,970    9,634
                                                               -------- --------
COMMITMENTS AND CONTINGENCIES (Notes 4, 9 and 10)
STOCKHOLDERS' EQUITY
Capital Stock (Note 6):
 Preferred Stock, par value $1 per share, authorized 5,000,000 shares--
  $5.00 Cumulative Convertible Preferred Stock, outstanding
   2,185 shares at October 31, 1994 and October 31, 1993......        2        2
  Series D Participating Convertible Preferred Stock, out-
   standing 895.18 shares at October 31, 1994 and October 31,
   1993.......................................................        1        1
 Common Stock, authorized 40,000,000 shares--
  Par value, $.01 per share, outstanding 8,486,174 shares at
   October 31, 1994 and 8,472,598 shares at October 31, 1993..       85       85
Additional paid-in capital....................................   17,787   17,634
Retained earnings.............................................   76,075   66,026
                                                               -------- --------
 Total Stockholders' Equity...................................   93,950   83,748
                                                               -------- --------
                                                               $209,307 $201,869
                                                               ======== ========

        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             FOR THE YEARS ENDED OCTOBER 31,
                                             ----------------------------------
                                                1994        1993        1992
                                                ----        ----        ----
                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Continuing Operations--
  Net income...............................  $   10,061  $    7,698  $   13,377
  Adjustments to reconcile net income to
   net cash provided (used)
   by operating activities:
    Depreciation and amortization..........       5,912       5,749       6,151
    Income taxes recoverable...............       3,416      (3,482)        --
    Deferred taxes.........................       2,913         (24)      4,814
    Cumulative effect of accounting change.         --        1,512         --
    Changes in operating assets and liabil-
     ities:
      Receivables..........................       5,555      24,521     (13,493)
      Inventories and prepaid expenses.....      (2,372)      2,305       1,789
      Accounts payable and other liabili-
       ties................................      (3,671)    (22,178)    (14,851)
                                             ----------  ----------  ----------
  Total from continuing operations.........      21,814      16,101      (2,213)
                                             ----------  ----------  ----------
Discontinued Operations--
  Net income (loss)........................         --       (1,954)      2,300
  Adjustments to reconcile net income to
   net cash provided (used)
   by operating activities:
    Deferred taxes.........................         --          --       (2,300)
                                             ----------  ----------  ----------
  Total from discontinued operations.......         --       (1,954)        --
                                             ----------  ----------  ----------
Net cash provided (used) by operating ac-
 tivities..................................      21,814      14,147      (2,213)
                                             ----------  ----------  ----------
INVESTING ACTIVITIES
Continuing Operations--
  Businesses acquired......................     (12,992)    (12,969)    (18,880)
  Business sold............................         --        3,519         --
  Purchases of property, plant and equip-
   ment....................................      (2,545)     (1,297)     (2,171)
  Collections of notes receivable..........       2,553          52         561
  Other items, net.........................      (2,734)      1,073       1,198
                                             ----------  ----------  ----------
  Total from continuing operations.........     (15,718)     (9,622)    (19,292)
Discontinued Operations--
  Net proceeds relating to discontinued op-
   erations................................         --          --       10,402
                                             ----------  ----------  ----------
Net cash used by investing activities......     (15,718)     (9,622)     (8,890)
                                             ----------  ----------  ----------
FINANCING ACTIVITIES
Issuance of debt...........................         --          --       31,906
Reduction of debt..........................      (2,862)     (6,855)    (20,387)
Dividends paid.............................         (12)        (12)        (13)
Proceeds from shares issued under stock
 plans.....................................         115        (310)        486
                                             ----------  ----------  ----------
Net cash provided (used) in financing ac-
 tivities..................................      (2,759)     (7,177)     11,992
                                             ----------  ----------  ----------
Net increase (decrease) in cash............       3,337      (2,652)        889
Cash at beginning of year..................         170       2,822       1,933
                                             ----------  ----------  ----------
Cash at end of year........................  $    3,507  $      170  $    2,822
                                             ==========  ==========  ==========
Supplemental disclosure of cash flow infor-
 mation:
Cash paid (refunded) during the year for:
  Interest.................................  $    3,780  $    5,515  $    4,296
                                             ==========  ==========  ==========
  Income taxes.............................  $    3,918  $    5,930  $     (411)
                                             ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1994

                                 (IN THOUSANDS)

                         PREFERRED STOCK      COMMON STOCK  ADDITIONAL
                         -------------------  -------------  PAID-IN   RETAINED
                         $5.00     SERIES D   SHARES AMOUNT  CAPITAL   EARNINGS   TOTAL
                         -------   ---------  ------ ------ ---------- --------  -------
BALANCE AT NOVEMBER 1,
 1991...................  $    14    $     1  8,073   $81    $12,446   $45,928   $58,470
Net income..............      --         --     --    --         --     15,677    15,677
Cash dividends--
 Preferred stock........      --         --     --    --         --        (13)      (13)
Conversion of preferred
 stock..................      (12)       --      22   --          12       --        --
Shares issued under
 stock plans............      --         --      72     1        485       --        486
Tax benefits related to
 employee stock option
 plans..................      --         --     --    --         700       --        700
Biotechnology spin off..      --         --     --    --         --       (120)     (120)
                          -------    -------  -----   ---    -------   -------   -------
BALANCE AT OCTOBER 31,
 1992...................        2          1  8,167    82     13,643    61,472    75,200
Net income..............      --         --     --    --         --      7,256     7,256
Cash dividends--
 Preferred stock........      --         --     --    --         --        (12)      (12)
Shares issued under
 stock plans............      --         --     305     3      2,377    (2,690)     (310)
Tax benefits related to
 employee stock option
 plans..................      --         --     --    --       1,614       --      1,614
                          -------    -------  -----   ---    -------   -------   -------
BALANCE AT OCTOBER 31,
 1993...................        2          1  8,472    85     17,634    66,026    83,748
Net income..............      --         --     --    --         --     10,061    10,061
Cash dividends--
 Preferred stock........      --         --     --    --         --        (12)      (12)
Shares issued under
 stock plans............      --         --      14   --         115       --        115
Tax benefits related to
 employee stock option
 plans..................      --         --     --    --          38       --         38
                          -------    -------  -----   ---    -------   -------   -------
BALANCE AT OCTOBER 31,
 1994...................  $     2    $     1  8,486   $85    $17,787   $76,075   $93,950
                          =======    =======  =====   ===    =======   =======   =======


        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY BUSINESS

  (A) Principles of Consolidation: The consolidated financial statements include the accounts of Whittaker Corporation and its subsidiaries.

  (B) Inventories: Inventories are stated at the lower of cost or market. Cost has been determined principally on the first-in, first-out (FIFO) method. Inventories consisted of the following:

                                                                  OCTOBER 31,
                                                                ---------------
                                                                 1994    1993
                                                                 ----    ----
                                                                (IN THOUSANDS)
      Raw materials............................................ $18,391 $14,477
      Work in process..........................................  11,643  11,061
      Finished goods...........................................   1,174     483
      Costs relating to long-term contracts....................     805   2,426
      Unliquidated progress billings...........................     --     (300)
                                                                ------- -------
                                                                $32,013 $28,147
                                                                ======= =======

  (C) Intangibles: Goodwill is amortized using the straight-line method over 40 years. Amortization of other intangible assets is being provided on a straight-line basis over the following periods:

      Purchased software... 7 years
      Technology........... 5-15 years
      Patents.............. Lesser of economic or legal life

  Accumulated amortization of goodwill and of other intangible assets at October 31, 1994 amounted to $1,852,000 and $5,858,000, respectively, and at October 31, 1993 amounted to $1,397,000 and $5,351,000, respectively.

  (D) Property and Depreciation: Property, plant and equipment is recorded at cost. Depreciation is computed principally by use of the straight-line method based upon the estimated useful lives of such assets, ranging from four to 30 years. Depreciation of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the leases.

  (E) Long-Term Contracts: Whittaker generally accounts for long-term contracts using the percentage-of-completion method. At October 31, 1994 and 1993, unbilled receivables relating to long-term contracts of $33,867,000 and $39,212,000, respectively, were included in trade accounts receivable. These amounts represent recoverable costs and accrued profits, not billable to customers at the balance sheet date, which are generally billable upon product delivery and acceptance and/or completion of milestones. Amounts representing retainages under contracts are not material. Claims subject to further negotiations and which may not be collected within one year are approximately $1.6 million at October 31, 1994.

  (F) Company Business: The Company is engaged in the design, manufacture and distribution of a wide variety of fluid control devices, defense electronic systems, cable systems, high-energy-density batteries and a data manager product for aerospace and other performance-critical applications.

  In fiscal 1994, 1993, and 1992 approximately 49%, 68% and 58%, respectively, of Whittaker's sales from continuing operations were directly or indirectly to the United States Government. In fiscal 1994, 1993 and 1992 approximately 20%, 11% and 11%, respectively, of Whittaker's sales from continuing operations arose from exports to customers outside the United States. Approximately 31% of the Company's accounts receivable are from the U.S. Government, and the balance is primarily from prime defense contractors with the U.S. Government, aircraft manufacturers, and foreign and commercial customers.

  (G) Research and Development Costs: Costs for research and development are expensed as incurred. In fiscal 1994, 1993 and 1992 research and development costs totaled $2.7 million, $1.7 million and $1.1 million, respectively.

                             WHITTAKER CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY BUSINESS-- (CONTINUED)

  The Company acquired businesses for $13.0 million in cash during each of fiscal 1994 and 1993. The acquisitions were accounted for under the purchase method, and in the year of acquisition the results of operations for 1994 and 1993 include sales of $10.5 million and $1.7 million, respectively, related to these businesses. These acquisitions resulted in goodwill of $5.6 million and $6.9 million in fiscal 1994 and 1993, respectively.

NOTE 2. EARNINGS PER SHARE

  Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods, after deducting from net income the dividend requirements on the outstanding $5.00 Cumulative Convertible Preferred Stock. Common stock equivalents include Series D Participating Convertible Preferred Stock and dilutive employee stock options, calculated using the treasury stock method.

  Fully diluted earnings per share are not presented because the calculations result in dilution of less than 3%.

NOTE 3. SPIN OFF OF BIOTECHNOLOGY BUSINESS SEGMENT

  In October 1991, the following events relating to Whittaker's biotechnology segment occurred:

    (i) Whittaker's Board of Directors, to effect the spin off of Whittaker's biotechnology business, declared a special distribution to Whittaker's stockholders of record on November 14, 1991 of one share of BioWhittaker, Inc. Common Stock for each Whittaker common share held on the record date and for each Whittaker common share into which Whittaker's Series D Participating Convertible Preferred Stock held on the record date was convertible. Whittaker thereby distributed all of the shares of BioWhittaker Common Stock owned by Whittaker, which represented 80.1% of the shares outstanding after giving effect to the sale of BioWhittaker Common Stock to the Boehringer Ingelheim group (see below).

    (ii) BioWhittaker, Inc. sold to Anasco GmbH for $23 million in cash newly issued BioWhittaker Common Stock, which represented 19.9% of its outstanding Common Stock after such sale. Anasco GmbH is a member of the Boehringer Ingelheim group headquartered in Germany.

    (iii) BioWhittaker paid to Whittaker $23.3 million, the outstanding balance of its intercompany payable to Whittaker.

NOTE 4. DISCONTINUED OPERATIONS

  On February 27, 1989, the Board of Directors approved a divestiture and restructuring program (the "Divestiture Program") pursuant to which a substantial part of the Company's chemical operations and certain of its technology operations were discontinued. During the first quarter of fiscal 1990, the Company discontinued its specialty chemicals segment. During the fourth quarter of fiscal 1991, the Company spun off its biotechnology segment (see Note 3).

                             WHITTAKER CORPORATION

NOTE 4. DISCONTINUED OPERATIONS--(CONTINUED)

  Operating results of the discontinued operations were as follows:

                                                         YEARS ENDED OCTOBER
                                                                 31,
                                                        -----------------------
                                                         1994   1993     1992
                                                         ----   ----     ----
                                                            (IN THOUSANDS)
   Sales............................................... $  --  $   --   $ 6,111
   Costs and expenses..................................    --    3,182    7,611
                                                        ------ -------  -------
   Loss before taxes...................................    --   (3,182)  (1,500)
   Tax benefit.........................................    --   (1,228)  (1,500)
                                                        ------ -------  -------
   Loss from discontinued operations................... $  --  $(1,954) $   --
                                                        ====== =======  =======

  Assets held for sale at October 31, 1994 and October 31, 1993 include $23.7 million and $22.7 million, respectively, of land formerly used by a discontinued technology unit. The Company is in the process of obtaining entitlements--the right granted by political authorities to develop real property--for the land.

  The 1993 loss from discontinued operations consists of the $3.5 million settlement of a patent infringement case and a $.7 million loss provision for ongoing costs related to previously discontinued operations. These losses were partially offset by the receipt of $1.0 million of interest related to the resolution of tax issues associated with previously discontinued operations.

  The 1992 Gain on disposal of discontinued operations of $2.3 million reflects the tax benefit resulting from the resolution of certain tax issues relating to previously discontinued operations on a more favorable basis than previously anticipated. Proceeds realized in fiscal 1992 from the disposition of discontinued businesses amounted to $7.8 million.

  In connection with the discontinuance of various businesses, the Company remains liable for certain retained obligations and for certain future claims, principally environmental and product liability. The noncurrent portion of such items is included in "Other Noncurrent Liabilities" in the balance sheet.

NOTE 5. LONG-TERM DEBT

  At October 31, 1994, the Company's debt totaled $60.3 million, which consisted of $42.5 million of loans under a revolving bank credit facility, $16.5 million under a bank term loan, and $1.3 million of other debt. In addition, there were $12.5 million of letters of credit outstanding under the revolving credit facility. On January 24, 1995, the Company and a new group of banks entered into a new credit agreement which consists of a $65.0 million revolving credit facility with a three-year term expiring in January 1998 and a $35.0 million term loan that is to be repaid in quarterly installments over five years. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the agent bank's prime rate. The annual interest rate based on LIBOR may range between LIBOR plus 1% and LIBOR plus 1.875%, and the annual interest rate based on the prime rate may range between prime and prime plus .50%. The Company is obligated to pay letter of credit fees which may range between LIBOR plus .625% per annum and LIBOR plus 2.0% per annum on the aggregate amount of outstanding letters of credit, and commitment fees which may range between .25% per annum and .375% per annum on the unused amount of the revolving credit facility. The agreement includes financial covenants with respect to financial leverage, cash flow, and tangible net worth. Proceeds from the new credit facility were used to pay off and cancel the old credit facility and will be used going forward to fund working capital and acquisitions. At the date of the new credit facility, the debt outstanding was $35.0 million under the term loan, of which $3.75 million is due within fiscal year 1995, and $20.5 million of loans and $12.7 million of letters of credit under the revolving credit facility. The Company's obligations under the credit agreement are secured by shares of stock of subsidiaries of the Company, accounts receivable, inventory, and other assets of the Company and its subsidiaries.

                             WHITTAKER CORPORATION

NOTE 5. LONG-TERM DEBT--(CONTINUED)

  Long-term debt consisted of the following:

                                                          OCTOBER 31,
                                               ---------------------------------
                                                     1994             1993
                                                     ----             ----
                                                        (IN THOUSANDS)
                                                       INTEREST         INTEREST
                                               AMOUNT    RATE   AMOUNT    RATE
                                               ------  -------- ------  --------
   COLLATERALIZED DEBT--
   Borrowings under bank credit facility.....  $59,000   6.2%   $61,500   4.4%
   Other notes collateralized primarily by
    certain real property and equipment ma-
    turing at various dates to 1999, with in-
    terest at 65% of prime...................      859   5.0%     1,109   3.9%
   CAPITALIZED LEASE OBLIGATIONS--
   Obligations payable in varying monthly or
    quarterly installments through 1999, with
    interest rates ranging to 9.67% (Note 9).      423   8.8%       535   8.6%
                                               -------          -------
                                                60,282           63,144
   Less current maturities...................    5,540            6,362
                                               -------          -------
                                               $54,742          $56,782
                                               =======          =======

  Maturities of long-term debt are as follows for the periods stated:

       YEAR ENDING
        OCTOBER 31                                               (IN THOUSANDS)
       -----------                                               --------------
          1995..................................................    $ 5,540
          1996..................................................      6,048
          1997..................................................      7,057
          1998..................................................     30,567
          1999..................................................      8,819

NOTE 6. CAPITAL STOCK

  Each share of the $5.00 Cumulative Convertible Preferred Stock is voting, cumulative and convertible into 1.854 shares of Common Stock plus $74.16 in cash, is redeemable, at the Company's option, at $100 per share and is entitled to preference of $100 per share upon voluntary liquidation and $50 per share upon involuntary liquidation (aggregate of $.1 million at October 31, 1994). Each share of Series D Participating Convertible Preferred Stock is nonvoting, cumulative and, in connection with a qualifying transfer, convertible into 326.531 shares of Common Stock. Holders of the Series D Participating Convertible Preferred Stock, of which there is presently only one, are entitled to a $1.00 per share liquidation preference and to the greater of $.25 per share per quarter or any dividends paid in respect of the number of shares of Common Stock underlying each share of Series D Participating Convertible Preferred Stock. The Board of Directors is authorized to issue preferred stock in series, to fix dividend rates, conversion rights, voting rights, rights and terms of redemption and liquidation preferences, and to increase or decrease the number of shares of any series.

                             WHITTAKER CORPORATION

NOTE 6. CAPITAL STOCK--(CONTINUED)

  Common Stock reserved for issuance at October 31, 1994 was as follows:

                                                                       SHARES IN
                                                                       THOUSANDS
                                                                       ---------
      For conversion of $5.00 Cumulative Convertible Preferred Stock.        4
      For conversion of Series D Participating Convertible Preferred
       Stock.........................................................      292
      For stock options..............................................    1,611
                                                                         -----
                                                                         1,907
                                                                         =====

  Whittaker had reserved 1,611,211 shares of Common Stock at October 31, 1994 for future issuances under its employee and non-employee director stock option plans. Options to purchase Common Stock generally are conditioned upon continued employment, expire from five to ten years after the grant date, and become exercisable in whole or in part either commencing with the second year or upon the attainment of certain predetermined goals. The following information for the three years ended October 31, 1994 relates to options granted from 1981 through 1994 under the plans.

                                                      OPTIONS
                                                    OUTSTANDING
                                                    IN THOUSANDS   PRICE RANGE
                                                    ------------   -----------
      Balance, November 1, 1991...................       833      4.45 to  12.63
       Options exercised prior to spin off of Bio-
        technology segment........................       (23)     7.58 to   9.69
                                                       -----
      Balance at date of spin off.................       810      4.45 to  12.63
       Spin off transactions--
        Options cancelled pursuant to spin off....      (810)     4.45 to  12.63
        Options granted pursuant to spin off......     1,497      2.41 to   6.83
       Options granted subsequent to spin off.....        31     10.63 to  12.94
       Options cancelled subsequent to spin off...       (12)               6.32
       Options exercised subsequent to spin off...       (49)     4.10 to   6.83
                                                       -----
      Balance, October 31, 1992...................     1,467      2.41 to  12.94
       Options granted............................       325     12.00 to  15.06
       Options cancelled or expired...............       (69)     5.24 to  14.50
       Options exercised..........................      (472)     2.41 to  12.00
                                                       -----
      Balance, October 31, 1993...................     1,251      2.41 to  15.06
       Options granted............................       191     14.19 to  16.37
       Options cancelled or expired...............       (61)     6.32 to  16.37
       Options exercised..........................       (14)     4.10 to  15.06
                                                       -----
      Balance, October 31, 1994...................     1,367      2.41 to  16.37
                                                       =====

  At October 31, 1994, options for 1,137,586 shares were exercisable.

  The Company's Stockholder Rights Plan gives each holder of the Company's Common Stock one right for each share of Common Stock held. Each right entitles the holder to purchase from the Company 1/100 of a share of a new series of the Company's preferred stock (Series A Participating Cumulative Preferred Stock) at an exercise price of $125 per 1/100 of a share. The rights will become exercisable and will detach from the Common Stock 10 days after any person or group acquires 25% or more of the Company's Common Stock, or 10 business days after any person or group commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 25% of the Company's Common Stock.

                             WHITTAKER CORPORATION

NOTE 6. CAPITAL STOCK--(CONTINUED)

  If any person acquires 25% or more of the Company's Common Stock, each right will entitle the holder, other than the acquiring person, to purchase for the exercise price Common Stock of the Company with a value of twice the exercise price. In addition, if following an acquisition by any person or group of 25% or more of the Company's Common Stock, the Company is involved in a merger or other business combination transaction, or sells more than 50% of its assets or earning power to any person, each right will entitle the holder, other than the acquiring person, to purchase for the exercise price Common Stock of the acquiring person with a value of twice the exercise price.

  The Company may redeem the rights at $.01 per right at any time until the tenth day after any person or group has acquired 25% or more of its Common Stock. The rights will expire November 29, 1998, unless earlier redeemed. The Stockholder Rights Plan may be supplemented or amended at the direction of the Company without the approval of the holders of rights, except as otherwise set forth in the Stockholder Rights Plan. At October 31, 1994, 150,000 preferred shares were reserved for these rights.

NOTE 7. INCOME TAXES

  Effective November 1, 1992 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior year's financial statements have not been restated. The cumulative effect of adopting Statement 109 as of November 1, 1992 was to increase net income by $1,512,000.

  Income tax expense is included in the consolidated statements of income as follows:

                                                       YEARS ENDED OCTOBER 31,
                                                       ------------------------
                                                        1994   1993      1992
                                                        ----   ----      ----
                                                           (IN THOUSANDS)
                                                         LIABILITY     DEFERRED
                                                           METHOD       METHOD
                                                       --------------  --------
      Total provision--
        Continuing operations......................... $6,471 $ 4,814  $ 8,570
        Discontinued operations.......................    --   (1,228)  (3,800)
                                                       ------ -------  -------
                                                       $6,471 $ 3,586  $ 4,770
                                                       ====== =======  =======
      Components of the provision--
        Federal....................................... $5,371 $ 2,917  $ 4,690
        State.........................................  1,100     669       80
                                                       ------ -------  -------
                                                       $6,471 $ 3,586  $ 4,770
                                                       ====== =======  =======
      Classification of the provision--
        Current....................................... $2,347 $   191  $ 7,651
        Deferred......................................  4,124   3,395   (2,881)
                                                       ------ -------  -------
                                                       $6,471 $ 3,586  $ 4,770
                                                       ====== =======  =======

  The 1992 Federal income tax provision related to discontinued operations includes a $2.3 million Federal and $1.5 million State tax benefit resulting from the resolution of certain tax issues relating to previously discontinued operations on a more favorable basis than previously anticipated.

                             WHITTAKER CORPORATION

NOTE 7. INCOME TAXES--(CONTINUED)

  The provision for deferred income taxes results from differences in the timing of the recognition of expense and income items for tax and financial statement purposes and for the period prior to the adoption of Statement 109 is comprised of the following:

                                                                   YEAR ENDED
                                                                OCTOBER 31, 1992
                                                                ----------------
                                                                 (IN THOUSANDS)
                                                                DEFERRED METHOD
                                                                ----------------
   Depreciation................................................     $  (178)
   Warranty and other accrued liabilities......................           4
   Inventory and other assets..................................      (2,719)
   Unremitted earnings of subsidiaries.........................          38
   Other items.................................................         (26)
                                                                    -------
                                                                    $(2,881)
                                                                    =======

  The tax provisions are different from amounts computed by applying the U.S. statutory rate to income before provision for taxes. The reasons for these differences are as follows:

                                                     YEARS ENDED OCTOBER 31,
                                                    ---------------------------
                                                      1994     1993      1992
                                                      ----     ----      ----
                                                          (IN THOUSANDS)
                                                                       DEFERRED
                                                    LIABILITY METHOD    METHOD
                                                    -----------------  --------
   Expected tax provision..........................   $5,688 $  3,172  $ 6,952
   State taxes, net of Federal income tax benefit..      715      442       53
   Resolution of Internal Revenue Service tax is-
    sues...........................................      --       --    (2,300)
   Other items.....................................       68      (28)      65
                                                    -------- --------  -------
   Actual tax provision............................   $6,471   $3,586  $ 4,770
                                                    ======== ========  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31, 1994 and at October 31, 1993 are as follows:

                                                1994                1993
                                                ----                ----
                                         ASSETS  LIABILITIES ASSETS  LIABILITIES
                                         ------- ----------- ------- -----------
                                           (IN THOUSANDS)      (IN THOUSANDS)
Receivables Valuation................... $ 1,395   $   152   $ 1,501   $   160
Inventory Valuation.....................   4,030       --      3,019       --
Self-Insurance Reserves.................   2,142       --      3,105       --
Other Valuation Reserves................  10,792    14,570     9,362    11,459
Discontinued Reserves...................   1,348       --      2,891       --
Excess of Tax over Book Depreciation....     267     3,070       206     2,972
                                         -------   -------   -------   -------
    Total before valuation allowance.... $19,974   $17,792   $20,084   $14,591
Valuation allowance.....................     757       --      1,193       --
                                         -------   -------   -------   -------
    Total............................... $19,217   $17,792   $18,891   $14,591
                                         =======   =======   =======   =======

  The change in the valuation allowance from 1993 to 1994 is the result of changes in temporary differences which affect the deferred state income tax provision.

                             WHITTAKER CORPORATION

NOTE 8. PENSION AND RETIREMENT PLANS

  Most of Whittaker's domestic employees are covered by its noncontributory defined benefit pension plan. The benefits are based on years of service and the employee's highest compensation for five consecutive years during the last ten years of credited service. Contributions are intended to provide for benefits attributable to service both to date and expected to be provided in the future. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974, as amended (ERISA).

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                               OCTOBER 31,
                                                           --------------------
                                                             1994       1993
                                                             ----       ----
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested
      benefits of $112,821 in 1994 and $113,581 in 1993..  $(114,149) $(116,350)
                                                           =========  =========
     Projected benefit obligation for service rendered to
      date...............................................  $(114,149) $(123,868)
   Plan assets at fair value, primarily publicly traded
    stocks and fixed income securities...................    115,488    129,294
                                                           ---------  ---------
   Plan assets in excess of projected benefit obligation.      1,339      5,426
   Items not yet recognized in earnings:
     Unrecognized net (gain)/loss........................      1,688     (2,291)
     Unrecognized net transition asset at November 1,
      1985 net of
      amortization.......................................     (1,139)    (2,028)
                                                           ---------  ---------
   Net prepaid pension cost recorded in the consolidated
    balance sheet........................................  $   1,888  $   1,107
                                                           =========  =========

  During the fourth quarter of fiscal 1994, the Company's Board of Directors approved an amendment to the defined benefit pension plan which suspends the benefits related to future service of plan participants. The effect of the amendment was to reduce the plan's projected benefit obligation at October 31, 1994 by $3,887,000. The amount was fully absorbed by unrecognized net losses at October 31, 1994 related to the plan and, accordingly, no curtailment gain was recognized.

  The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 0.0% (as a result of the curtailment noted above), respectively, at October 31, 1994, and 7.5% and 5.0%, respectively, at October 31, 1993. The expected long-term rate of return on plan assets was 8.75% for the years ended October 31, 1994 and 1993, and 9% for the year ended October 31, 1992.

                             WHITTAKER CORPORATION

NOTE 8. PENSION AND RETIREMENT PLANS--(CONTINUED)

  The Company also sponsors unfunded supplemental nonqualified executive and director plans. At October 31, 1994, the projected benefit obligation for those plans totaled $5,257,000, of which $1,022,000 is subject to later amortization. The remaining $4,235,000 is accrued as a liability in the consolidated balance sheet. In addition, the Company sponsors a defined contribution 401(k) plan covering a majority of its domestic employees under which contributions by employees are partially matched by the Company.

  Total pension and retirement expense was as follows:

                                                     YEARS ENDED OCTOBER 31,
                                                    ---------------------------
                                                      1994      1993     1992
                                                      ----      ----     ----
                                                         (IN THOUSANDS)
   Cost components of funded defined benefit plan:
     Service cost--benefits earned during the pe-
      riod........................................  $  2,253  $  2,674  $ 2,403
     Interest cost on projected benefit obliga-
      tion........................................     8,723     9,108    8,761
     Actual return on plan assets.................     5,086   (24,989)  (7,968)
     Net amortization and deferral................   (16,844)   14,570   (2,073)
                                                    --------  --------  -------
   Total net periodic pension cost (income).......      (782)    1,363    1,123
   Less amount included in discontinued opera-
    tions.........................................       --        --        39
                                                    --------  --------  -------
   Net periodic pension cost (income) for funded
    defined benefit plan included in continuing
    operations....................................      (782)    1,363    1,084
   Cost for unfunded defined benefit plans........       644       529      592
   Cost for defined contribution plan.............       708       849      981
                                                    --------  --------  -------
   Total pension and retirement plan expense
    included in continuing operations.............  $    570  $  2,741  $ 2,657
                                                    ========  ========  =======

NOTE 9. LEASED ASSETS AND LEASE COMMITMENTS

  Whittaker has various leases covering real property and equipment.

  Property, Plant and Equipment includes $242,000 at October 31, 1994 and $301,000 at October 31, 1993 for leases that have been capitalized. The amortization of these assets is included in depreciation expense.

  Future minimum payments under capital leases and under noncancellable operating leases, net of rentals to be received from existing noncancellable operating subleases, as of October 31, 1994, were as follows:

                                                               CAPITAL OPERATING
      YEARS ENDED OCTOBER 31,                                  LEASES   LEASES
      -----------------------                                  ------- ---------
                                                                (IN THOUSANDS)
        1995..................................................  $123    $  887
        1996..................................................   123       281
        1997..................................................   123       281
        1998..................................................   123       256
        1999..................................................    12        20
        2000 and subsequent...................................   --        --
                                                                ----    ------
      Total commitments.......................................   504    $1,725
                                                                        ======
      Amounts representing interest...........................    81
                                                                ----
      Present value of net minimum lease payments.............  $423
                                                                ====

                             WHITTAKER CORPORATION

NOTE 9. LEASED ASSETS AND LEASE COMMITMENTS--(CONTINUED)

  Rental expense of continuing operations for operating leases, net of rental income from subleases, was as follows:

      YEARS ENDED OCTOBER 31,                                     (IN THOUSANDS)
      -----------------------                                     --------------
        1994.....................................................     $1,710
        1993.....................................................      1,627
        1992.....................................................      1,629

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

  As a result primarily of the activities of its discontinued operations, the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). CERCLA, also known as "Superfund," is the main Federal law enacted to address public health and environmental concerns arising with respect to the past treatment and disposal of hazardous substances. The Company is also a potentially responsible party in a number of other actions brought under state laws patterned after CERCLA. In nearly all of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed of waste.

  At October 31, 1994, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

                             WHITTAKER CORPORATION

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1994 and 1993 follow (in millions of dollars except for per share amounts):

                                          FIRST  SECOND   THIRD  FOURTH
                                         QUARTER QUARTER QUARTER QUARTER  YEAR
                                         ------- ------- ------- -------  ----
1994
Sales..................................   $25.8   $28.8   $33.1   $38.7  $126.4
Cost of sales..........................    14.2    17.5    19.4    22.2    73.3
Net income.............................     1.7     1.9     2.9     3.6    10.1
Earnings per share.....................   $ .18   $ .20   $ .31   $ .37  $ 1.06
1993
Sales..................................   $29.3   $29.3   $26.7   $30.1  $115.4
Cost of sales..........................    19.7    17.6    17.0    16.8    71.1
Income--continuing operations, before
 accounting change.....................     1.6     2.1      .8     3.2     7.7
Cumulative effect of accounting change.     1.5     --      --      --      1.5
Income (loss)--discontinued operations.     --      --       .2    (2.1)   (1.9)
Net income.............................     3.1     2.1     1.0     1.1     7.3
Earnings per share
 Continuing operations.................   $ .17   $ .22   $ .08   $ .34  $  .81
 Cumulative effect of accounting
  change...............................     .16     --      --      --      .16
 Discontinued operations...............     --      --      .02    (.23)   (.21)
 Net income............................     .33     .22     .10     .11     .76

NOTE 12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Long term debt: The carrying amounts of the Company's borrowings approximate their fair value. The Company's bank credit facility is a variable rate facility that reprices frequently.

  Note receivable: The carrying amounts of the Company's note receivable approximate their fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information called for by Item 10 is incorporated by reference to the information under the following captions in the Proxy Statement:

  CAPTION
  -------
  Election of Directors--Directors
  Compliance with Section 16(a) of the Securities Exchange Act

  Certain of the information called for by Item 10 with respect to executive officers of the Registrant appears as Item 4A in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

  The information called for by Item 11 is incorporated by reference to the information under the following caption in the Proxy Statement:

  CAPTION
  -------
  Election of Directors--Executive Compensation and Other Information

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information called for by Item 12 is incorporated by reference to the information under the following caption in the Proxy Statement:

  CAPTIONS
  --------
  Equity Securities and Principal Holders Thereof

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information called for by Item 13 is incorporated by reference to the information under the following caption in the Proxy Statement:

  CAPTION
  -------
  Election of Directors--Directors

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  The following documents are filed as part of this report:

                                                                     PAGE REFERENCE
                                                                       FORM 10-K
                                                                     --------------
   (A-1) FINANCIAL STATEMENTS:
         Report of Independent Auditors..............................      14
         Consolidated Statements of Income for the three years ended
              October 31, 1994.......................................      15
         Consolidated Balance Sheets as of October 31, 1994 and 1993.      16
         Consolidated Statements of Cash Flows for the three years
              ended October 31, 1994.................................      18
         Consolidated Statements of Stockholders' Equity for the
              three years ended October 31, 1994.....................      19
         Notes to Consolidated Financial Statements..................      20
   (A-2) FINANCIAL STATEMENT SCHEDULES:
         All supplemental schedules are omitted as inapplicable or
              because the required information is included in the
              Consolidated Financial Statements or the Notes to Con-
        solidated Financial Statements.

  (A-3) EXHIBITS:*

     3.1  Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-K for fiscal year ended October 31, 1989).
     3.2  Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended October
          31, 1989), as amended on September 30, 1994.
     4.1  Reference is made to Exhibit 3.1.
     4.2  Reference is made to Exhibit 3.2.
     4.3  Certificate of Designations of $5.00 Cumulative Convertible Preferred
          Stock (Exhibit 4.1 to Form S-4, No. 33-04320).
     4.4  Rights Agreement dated as of November 18, 1988 between Registrant and
          Manufacturers Hanover Trust Company (currently being performed by Mellon
          Bank N.A. as rights agent) concerning Series A Participating Cumulative
          Preferred Stock Purchase Rights (Exhibit 1 and 2 to Form 8-A filed on
          November 23, 1988), as amended as of June 28, 1989 (Exhibit 4.4 to Form
          10-K for fiscal year ended October 31, 1989).
     4.5  Certificate of Designations of Series D Participating Convertible
          Preferred Stock (Exhibit 4.2 to Form S-4, No. 33-29028).
          (Other instruments defining the rights of holders of long-term debt are not filed because the total amount of securities authorized under any such instrument does not exceed 10% of the consolidated total assets of
          Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.)
     10.1 Amended and Restated 1977 Nonqualified Stock Option Plan (Exhibit 10.5 to
          Form 10-K for fiscal year ended October 31, 1982).**

     10.2  Restated 1980 Nonqualified Stock Option Plan (Exhibit 10.7 to Form 10-K
           for fiscal year ended October 31, 1982).**
     10.3  Whittaker Corporation 1992 Stock Option Plan for Non-Employee Directors
           (Exhibit 10.4 to Form 10-K for fiscal year ended October 31, 1991).**
     10.4  1981 Incentive and Nonqualified Stock Option Plan, as amended January 22,
           1982 (Exhibit 10.7 to Form 10-K for fiscal year ended October 31, 1981), and as amended June 26, 1987 (Exhibit 10.6 to Form 10-K for fiscal year ended October 31, 1987).**
     10.5  Directors' Deferred Compensation Plan dated February 1983 (Exhibit 10.9 to
           Form 10-K for fiscal year ended October 31, 1984), as amended on May 18,
           1990 (Exhibit 10.7 to Form 10-K for fiscal year ended October 31, 1990).**
     10.6  Restated Directors' Retirement Plan effective as of August 2, 1985
           (Exhibit 10.10 to Form 10-K for fiscal year ended October 31, 1990).**
     10.7  Whittaker Corporation Supplemental Retirement and Disability Trust
           Agreement dated November 23, 1988 (Exhibit 10.13 to Form 10-K for fiscal year ended October 31, 1988).**
     10.8  Credit Agreement dated as of January 23, 1995 among the Company,
           NationsBank of Texas, N.A., as Agent, and certain other financial institutions signatories thereto.
     10.9  Whittaker Corporation Long-Term Stock Incentive Plan (1989) (Annex 1 to
           Form S-8, No. 33-35762), as amended and restated as of December 16,
           1994.**
     11.   Calculation of earnings per share for the three years ended October 31,
           1994.
     21.   Subsidiaries of the Registrant.
     23.   Consent of Independent Auditors.
     27.   Financial Data Schedule.

- - --------
  *Exhibits followed by a parenthetical reference are incorporated by reference to the document described therein. Upon written request to the Secretary of the Company, a copy of any exhibit referred to above will be furnished without charge.
  **Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  (B) REPORTS ON FORM 8-K:

  During the quarter ended October 31, 1994, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WHITTAKER CORPORATION


                                         By           Richard Levin
                                            -----------------------------------
                                                     (Richard Levin,
                                                     Vice President)

                                         Date        January 24, 1995
                                              ---------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          SIGNATURE                    TITLE                   DATE

      Thomas A. Brancati            Director and     ++
- - ------------------------------       Principal        +
     (Thomas A. Brancati)            Executive        +
                                      Officer         +
                                                      +
        Richard Levin                Principal        +
- - ------------------------------       Financial        +
       (Richard Levin)                Officer         +
                                                      +
     Joseph F. Alibrandi              Director        +
- - ------------------------------                        +
    (Joseph F. Alibrandi)                             +
                                                      +
    George H. Benter, Jr.             Director        +
- - ------------------------------                        +
   (George H. Benter, Jr.)                            +
                                                      ++      January 24, 1995
                                                      +
                                                      +
       Jack L. Hancock                Director        +
- - ------------------------------                        +
      (Jack L. Hancock)                               +
                                                      +
       Edward R. Muller               Director        +
- - ------------------------------                        +
      (Edward R. Muller)                              +
                                                      +
      Gregory T. Parkos               Director        +
- - ------------------------------                        +
     (Gregory T. Parkos)                              +
                                                      +
      Malcolm T. Stamper              Director        +
- - ------------------------------                        +
     (Malcolm T. Stamper)                            ++