Form 10-Q
period 1995-01-31
WHITTAKER CORP
filed 1995-03-15
CIK 106945

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                    QUARTERLY PERIOD ENDED JANUARY 31, 1995


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

8,486,174 shares, par value $.01 per share, as of January 31, 1995.

                         Part I. FINANCIAL INFORMATION

                             WHITTAKER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  ($ in 000)

                                             For the Three Months
                                               Ended January 31,
                                             --------------------
                                               1995        1994
                                             ---------   --------

Sales ...................................     $26,686     $25,767
                                              -------     -------
Costs and expenses

   Cost of sales ........................      16,030      14,185
   Engineering, selling and
       general and administrative .......       6,728       7,971
   Interest on long-term debt ...........       1,222         906
   Other interest expense ...............          15          18
   Interest income ......................        (128)       (156)
                                              -------     -------
                                               23,867      22,924
                                              -------     -------
Income before provision for taxes .......       2,819       2,843
Provision for taxes .....................       1,099       1,135
                                              -------     -------
Net income ..............................     $ 1,720     $ 1,708
                                              =======     =======
Average common and common
   equivalent shares
   outstanding (000) ....................       9,588       9,462
                                              =======     =======
Earnings per share ......................     $  0.18     $  0.18
                                              =======     =======

Unaudited

See notes to Consolidated Condensed Financial Statements.

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  ($ IN 000)

                                        January 31,  October 31,
                                            1995        1994
                                        -----------  -----------
ASSETS

Current Assets:
Cash ...................................  $    316   $   3,507
Receivables ............................    56,314      65,292
Inventories ............................    34,050      32,013
Current assets held for sale ...........     1,672       1,551
Other current assets ...................     2,898       2,475
Income taxes recoverable ...............         0          66
Deferred income taxes ..................    12,971      13,395
                                          --------    --------

Total Current Assets ...................   108,221     118,299
                                          --------    --------

Property and equipment, at cost ........    71,166      70,273
Less accumulated depreciation ..........    34,667      33,506
                                          --------    --------
                                            36,499      36,767
                                          --------    --------
Other Assets:
Goodwill ...............................    19,478      19,604
Other intangible assets ................     2,211       2,336
Notes and other noncurrent receivables .     3,508       3,682
Miscellaneous ..........................     7,992       4,681
Net assets held for sale ...............    24,200      23,938
                                          --------    --------
                                            57,389      54,241
                                          --------    --------
                                          $202,109   $ 209,307
                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt      $  5,292   $   5,540
Accounts payable .......................    10,167      10,713
Accrued liabilities ....................    16,467      20,512
                                          --------    --------

Total Current Liabilities ..............    31,926      36,765
                                          --------    --------

Long-Term Debt .........................    51,468      54,742
                                          --------    --------

Other Noncurrent Liabilities ...........    10,658      11,880
                                          --------    --------

Deferred Income Taxes ..................    12,390      11,970
                                          --------    --------

Stockholders' Equity:
Capital Stock
   Preferred stock .....................         3           3
   Common stock ........................        85          85
Additional paid-in capital..............    17,787      17,787
Retained earnings ......................    77,792      76,075
                                          --------    --------

Total Stockholders' Equity .............    95,667      93,950
                                          --------    --------
                                          $202,109    $209,307
                                          ========    ========

Unaudited

See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  ($ IN 000)

                                                         For the Three Months
                                                      -------------------------
                                                           Ended January 31,
                                                      -------------------------
                                                         1995           1994
                                                      -----------    ----------
OPERATING ACTIVITIES
   Net income ......................................    $  1,720       $ 1,708
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..................       1,572         1,449
     Net periodic pension cost (income) ............        (550)          305
   Decrease in income taxes recoverable ............          66         2,000
   Increase in deferred taxes.......................         844           929
   Changes in operating assets and liabilities:
   Decrease in accounts receivable..................       7,379         4,172
   Increase in inventories and prepaid expenses.....      (3,126)       (1,413)
   Decrease in accounts payable and other
     liabilities....................................      (5,813)       (4,631)
                                                        --------       -------
   Total cash provided by operating activities......       2,092         4,519
                                                        --------       -------
INVESTING ACTIVITIES
   Purchases of property, plant and equipment.......        (899)         (410)
   Net decrease in notes receivable.................         162           106
   Other items, net.................................        (269)         (139)
                                                        --------       -------
   Net cash used in investing activities............      (1,006)         (443)
                                                        --------       -------
FINANCING ACTIVITIES
   Net borrowing related to new debt agreements.....      55,500             0
   Net paydown related to old debt agreements.......     (59,000)            0
   Deferred debt costs..............................        (752)            0
   Net paydown related to other debt agreements.....         (22)          (50)
   Dividends paid...................................          (3)           (4)
   Proceeds from shares issued under stock plans....           0             6
                                                        --------       -------
   Net cash used by financing activities............      (4,277)          (48)
                                                        --------       -------
   Net increase (decrease) in cash..................      (3,191)        4,028
   Cash at beginning of year........................       3,507           170
                                                        --------       -------
   Cash at end of period............................    $    316       $ 4,198
                                                        ========       =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ......................................    $  1,192       $   644
                                                        ========       =======
     Income taxes ..................................    $     82       $    43
                                                        ========       =======

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

The Consolidated Financial Statements include accounts of Whittaker Corporation and its subsidiaries. The Consolidated Financial Statements reflect all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported.

Since results of Whittaker's operations in interim periods are not necessarily indicative of the results for the full year, Whittaker makes no representations as to the trend of sales and earnings. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Whittaker's annual report on Form 10-K for the year ended October 31, 1994.

Assets held for sale at January 31, 1995, include $23.7 million of land formerly used by the Company's former Bermite division, a discontinued technology unit. The Company has entered into a development agreement with a real estate developer to seek entitlements (the right granted by political authorities to develop real property) to develop this property as a mixed-use residential, commercial, retail, and light industrial development.

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

Included in accounts receivable at January 31, 1995 is a claim of $4.0 million, compared to two claims totaling $5.6 million at October 31, 1994. These claims relate to United States Government prime contracts and subcontracts in which the Company contends that costs were incurred in connection with customer caused delays and disruptions, errors in technical data, a partial termination for convenience and other unanticipated causes. One claim in the amount of $1.6 million, which was included in accounts receivable at October 31, 1994, was reclassified to other long-term assets, because the claim is in litigation, and management does not expect a resolution to the claim within the next twelve months. The Company received payment on the other claim, for $4.0 million, on February 20, 1995.

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Continued)

Inventories consisted of the following:

                                                     ($ in 000)
                                             January 31,    October 31,
                                                 1995           1994
                                             ============   ============
Raw materials                                    $19,783        $18,391
Work in process                                   11,952         11,643
Finished goods                                     1,405          1,174
Costs relating to long term contracts                910            805
Unliquidated progress billings                        (0)            (0)
                                                 -------        -------
                                                 $34,050        $32,013
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

As a result primarily of the activities of its discontinued operations, the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). CERCLA, also known as "Superfund," is the main Federal law enacted to address public health and environmental concerns arising with respect to the past treatment and disposal of hazardous substances. The Company is also a potentially responsible party in a number of other actions brought under state laws patterned after CERCLA. In nearly all of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed of waste. In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and cleanup activities at facilities currently or formerly occupied by its operating units. There are also various other claims and suits pending against the Company.

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Continued)



At January 31, 1995, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

Results of Operations
- ---------------------


Comparison of First Quarter 1995 to First Quarter 1994
- ------------------------------------------------------

Sales for the first three months of fiscal 1995 were $26.7 million, an increase of $0.9 million from the first three months of 1994. First quarter sales in fiscal 1994 included the recognition of $4.0 million of sales from the partial settlement of a termination claim against a defense electronics products customer. The Company received payment of that amount on February 20, 1995.
The Company expects that additional revenue may result in fiscal 1995 from final settlement of the claim. First quarter 1994 sales were adversely affected, however, by the January 17, 1994 Northridge earthquake. The Company continues to pursue its claim against its earthquake insurance carriers for losses incurred as a result of the earthquake. The Company acquired an aerospace business during the second quarter of 1994, which contributed $4.4 million to revenue in the first three months of 1995.

Gross margin decreased in the three-month period in 1995 to $10.7 million, or 39.9% of sales, from $11.6 million, or 45.0% of sales for the first three months of fiscal 1994. Affecting the comparability of the periods is the inclusion in 1994 of the termination claim settlement, noted above, which contributed $3.5 million of gross margin on $4.0 million of revenue with associated cost of sales of $0.5 million. The acquired aerospace business contributed $1.6 million of gross margin for the three month period in 1995.

As a percentage of sales, engineering, selling and general and administrative expenses decreased from 30.9% in 1994 to 25.2% in 1995. The decrease was primarily the result of income in the first three months of 1995 related to the Company's defined benefit pension plan, the recognition in 1994 of a charge to earnings of $1.0 million related to damages from the earthquake not covered by insurance, and reduced engineering expense for the Company's telecommunications products, including the Asynchronous Transfer Mode ("ATM") Enterprise Network Access Switch ("ENAS") (which has now been successfully tested at several beta sites).

Interest expense increased to $1.1 million for the 1995 period from $0.8 in 1994 primarily as a result of higher interest rates and the write-off of $0.1 million of capitalized debt issuance expense in connection with the refinancing of the Company's credit facility. As a result of the various offsetting amounts described above and other, non-material offsetting differences between the two years, net income for the three-month period remained constant in 1995, compared to 1994, at $1.7 million or $0.18 per share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Results of Operations (Continued)
- ---------------------

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


Financial Condition
- -------------------

At January 31, 1995, the Company's debt totaled $56.8 million, which consisted of $20.5 million of loans under a revolving bank credit facility, $35.0 million under a bank term loan, and $1.3 million of other debt. In addition, there were $12.7 million of letters of credit outstanding under the revolving credit facility. On January 24, 1995, the Company and a group of banks entered into a new credit agreement which consists of a $65.0 million revolving credit facility with a three-year term expiring in January 1998 and a $35.0 million term loan that is to be repaid in quarterly installments over five years. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the agent bank's prime rate. The annual interest rate based on LIBOR may range between LIBOR plus 1.0% and LIBOR plus 1.875%, and the annual interest rate based on the prime rate may range between prime and prime plus .50%. The agreement includes financial covenants with respect to financial leverage, cash flow, and tangible net worth. Proceeds from the new credit facility were used to pay off and cancel the old credit facility and will be used going forward to fund working capital and acquisitions. At January 31, 1995, there was $5.3 million of debt which is due within the next twelve months and therefore is classified as current.

The Company's ratio of long-term debt, including the current portion, to capitalization (stockholders' equity plus debt) was 37.2% at January 31, 1995, compared to 39.1% at October 31, 1994, reflecting a $1.7 million contribution to stockholders' equity from net income for the first quarter of 1995 and continued reduction of bank debt from cash flow generated by operations. It is anticipated that the Company will continue to use cash generated from operations to reduce debt. However, some cash and debt availability may be used to finance additional acquisitions. The current ratio at January 31, 1995 stood at 3.39, compared with 3.22 at October 31, 1994, while working capital was $76.3 million at

             MANAGEMENTS DISCUSSION AND ANALYSIS OF THE RESULTS OF
             -----------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

 Financial Condition (Continued)
- --------------------

January 31, 1995, compared with $81.5 million at October 31, 1994. A reduction of high year-end accounts receivable balances was the primary reason for the reduction in working capital.

Cash flow provided by operations in the first quarter of 1995 was $2.1 million, compared to $4.5 million in the first quarter of 1994. The primary reason for the decrease was that in the first quarter of 1994 there was $2.0 million of positive cash flow related to an income tax recovery. Cash used in investing activities was $1.0 in 1995 compared to $0.4 million in 1994. Purchase of property, plant and equipment in 1995 was $0.9 million compared to $0.4 million in 1994. Cash flow used in financing activities was $4.3 million in 1995 resulting from paydown of the Company's revolving credit facility by $3.5 million and incurring of deferred debt issuance costs of $0.8 million upon entering into the new credit agreement.

Included in accounts receivable at January 31, 1995 is a claim of $4.0 million, compared to two claims totaling $5.6 million at October 31, 1994. These claims relate to United States Government prime contracts and subcontracts in which the Company contends that costs were incurred in connection with customer caused delays and disruptions, errors in technical data, a partial termination for convenience and other unanticipated causes. One claim in the amount of $1.6 million, which was included in accounts receivable at October 31, 1994, was reclassified to other long-term assets because the claim is in litigation and management does not expect a resolution to the claim within the next twelve months. The Company received payment on the other claim for $4.0 million on February 20, 1995.

The Company has submitted a claim to its insurance carriers to recover the costs of repair and replacement of assets and for the costs of business interruption brought about by the January 17, 1994 Northridge, California earthquake. To date, the Company has been paid $5.4 million on account and is negotiating with the carriers to reach a final settlement. The Company provided reserves of $1.0 million in January 1994 to cover insurance deductibles and does not believe that additional reserves will be required. There are no deferred costs related to the earthquake recovery at January 31, 1995.

Capital expenditures during the first quarter of 1995 were $0.9 million, compared to $0.4 million in 1994. At January 31, 1995, there were approximately $2.2 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditures are limited to specified annual amounts by covenants contained in the Company's credit agreement. It is

             MANAGEMENTS DISCUSSION AND ANALYSIS OF THE RESULTS OF
             -----------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)
Financial Condition (Continued)
- -------------------

anticipated that the amounts permitted under the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

The Company's program for divestiture of its discontinued operations was substantially complete by the end of fiscal 1992. Remaining to be divested is a 996-acre parcel of land, which was used until 1987 by the Company's former Bermite division, a discontinued technology unit. The land is located in the city of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. The Company has entered into a development agreement with a real estate developer to seek entitlements (the right granted by political authorities to develop real property) to develop this property as a mixed-use residential, commercial, retail, and light industrial development. Following receipt of these entitlements, the Company will pursue the most advantageous means to realize the value of this asset.

As a result primarily of the activities of its discontinued operations, the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). CERCLA, also known as "Superfund," is the main Federal law enacted to address public health and environmental concerns arising with respect to the past treatment and disposal of hazardous substances. The Company is also a potentially responsible party in a number of other actions brought under state laws patterned after CERCLA. In nearly all of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed of waste. In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and cleanup activities at facilities currently or formerly occupied by its operating units.

The Company has typically purchased insurance annually. In certain years, after evaluating the availability and cost of insurance, the Company did not purchase insurance for certain risks, including workers' compensation and product liability. Moreover, the Company's insurance carriers have taken the position that in certain cases the Company is uninsured for environmental matters, a position that the Company disputes in certain instances. Consequently, the Company is without insurance for various risks, including product liability insurance for certain products manufactured in the past. The Company does, however, have product liability insurance for products it currently manufactures.

             MANAGEMENTS DISCUSSION AND ANALYSIS OF THE RESULTS OF
             -----------------------------------------------------
                      OPERATIONS AND FINANCIAL CONDITION
                      ----------------------------------
                                  (Continued)

Financial Condition (Continued)
- -------------------

At January 31, 1995, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

                               EXHIBITS TO PART I
                               ------------------


I(a)  Calculation of Earnings Per Share.

                                                                    Exhibit I(a)

                         WHITTAKER CORPORATION

                 CALCULATION OF EARNINGS PER SHARE

                                             Stated in Thousands of Dollars
                                             ------------------------------
                                                Quarter Ended January 31,
                                             ------------------------------
                                                  1995            1994
                                             --------------   -------------
PRIMARY EARNINGS PER SHARE
- --------------------------
Earnings

      Net income                                 $1,720          $1,708
      Deduct:
         Dividends on preferred stock -
         $5.00 convertible preferred series          (3)             (3)
                                                 ------          ------
      Net income used in primary earnings
          per share calculations                 $1,717          $1,705
                                                 ======          ======


Average Common and Common Equivalent
  Shares in (000)

      Weighted average number of
         common shares outstanding                8,486           8,473
      Common equivalent shares -
         Series D participating convertible
            preferred stock                         292             292
         Stock options included under treasury
            stock method                            810             697
                                                 ------          ------
            TOTAL                                 9,588           9,462
                                                 ======          ======


Primary Earnings Per Share                       $ 0.18          $ 0.18
                                                 ======          ======
Unaudited

                                                                    Exhibit I(a)

                         WHITTAKER CORPORATION

                 CALCULATION OF EARNINGS PER SHARE

                                              Stated in Thousands of Dollars
                                              ------------------------------
                                                 Quarter Ended January 31,
                                              ------------------------------
                                                   1995            1994
                                              --------------    ------------
FULLY DILUTED EARNINGS PER SHARE
- -----------------------------------

Earnings

      Net income used in primary earnings
         per share calculation (above)           $1,717            $1,705

      Adjustments                                     -                 -
                                                 ------            ------
      Net income used in fully diluted earnings
          per share calculations                 $1,717            $1,705
                                                 ======            ======

Average Shares used to Calculate Fully Diluted
   Earnings Per Share in (000)

      Average common and common equivalent
         shares (above)                           9,588             9,462
      Add:
         Additional stock options included
            under treasury stock method              33                83
                                                 ------            ------
            TOTAL                                 9,621             9,545
                                                 ======            ======

Fully Diluted Earnings Per Share                 $ 0.18            $ 0.18
                                                 ======            ======

NOTES

(A) In connection with those securities outstanding prior to June 1, 1969 the Company elected under paragraph 46 of APB Opinion Number 15 to classify as common stock equivalents only those which were classified as residual securities under APB Opinion Number 9.


(B) Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods, after deducting from net income the dividend requirements on the outstanding $5.00 cumulative convertible stock. Common stock equivalents include series D participating convertible preferred stock and dilutive employee stock options, calculated using the treasury stock method.

Unaudited

                          Part II.  OTHER INFORMATION
                          ===========================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          11. Statements re computation of per share earnings for the three months ended January 31, 1995 (Exhibit I(a) of Part I to this Form 10-Q).
          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed for the fiscal quarter ended January 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WHITTAKER CORPORATION



Date:  March 15, 1995               By:    /s/ Richard Levin
                                        -------------------------------------
                                        Richard Levin, Vice President
                                        Chief Financial Officer