Form 10-Q
period 1995-04-30
WHITTAKER CORP
filed 1995-06-14
CIK 106945

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                     QUARTERLY PERIOD ENDED APRIL 30, 1995


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

8,498,053 shares, par value $.01 per share, as of April 30, 1995.

                         PART I. FINANCIAL INFORMATION

                             WHITTAKER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  ($ in 000)

                                             For the Three Months      For the Six Months
                                                Ended April 30,           Ended April 30,
                                             --------------------      --------------------
                                               1995        1994          1995        1994
                                             ---------   --------      ---------   --------

Sales ...................................     $31,682     $28,850       $58,368     $54,617
                                              -------     -------       -------     -------
Costs and expenses

   Cost of sales ........................      19,057      17,510        35,087      31,695
   Engineering, selling and
       general and administrative .......       8,113       7,438        14,841      15,409
   Acquired in-process research
       and development...................       3,250           0         3,250           0
   Interest on long-term debt ...........       1,192         882         2,414       1,788
   Other interest expense ...............          28          18            43          36
   Interest income ......................        (202)       (147)         (330)       (303)
                                              -------     -------       -------     -------
                                               31,438      25,701        55,305      48,625
                                              -------     -------       -------     -------
Income before provision for taxes .......         244       3,149         3,063       5,992
Provision for taxes .....................          89       1,278         1,188       2,413
                                              -------     -------       -------     -------
Net income ..............................     $   155     $ 1,871       $ 1,875     $ 3,579
                                              =======     =======       =======     =======
Average common and common
   equivalent shares
   outstanding (000) ....................                                 9,585       9,485
                                                                        =======     =======
Earnings per share ......................     $  0.02     $  0.20       $  0.20     $  0.38
                                              =======     =======       =======     =======

Unaudited

See notes to Consolidated Condensed Financial Statements.

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  ($ IN 000)

                                         April 30,   October 31,
                                            1995        1994
                                        -----------  -----------
ASSETS
Current Assets:
Cash ...................................  $  1,731    $  3,507
Receivables ............................    63,342      65,292
Inventories ............................    40,157      32,013
Current assets held for sale ...........     1,741       1,551
Other current assets ...................     2,971       2,475
Income taxes recoverable ...............         0          66
Deferred income taxes ..................    18,733      13,395
                                          --------    --------

Total Current Assets ...................   128,675     118,299
                                          --------    --------

Property, plant and equipment, at cost .    76,959      70,273
Less accumulated depreciation ..........    35,248      33,506
                                          --------    --------
                                            41,711      36,767
                                          --------    --------
Other Assets:
Goodwill ...............................    34,983      19,604
Other intangible assets ................     5,336       2,336
Notes and other noncurrent receivables .     4,840       3,682
Miscellaneous ..........................     9,673       4,681
Net assets held for sale ...............    24,550      23,938
                                          --------    --------
                                            79,382      54,241
                                          --------    --------
                                          $249,768    $209,307
                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt      $  5,544    $  5,540
Accounts payable .......................    18,323      10,713
Accrued liabilities ....................    25,923      20,512
                                          --------    --------

Total Current Liabilities ..............    49,790      36,765
                                          --------    --------

Long-Term Debt .........................    63,544      54,742
                                          --------    --------

Convertible subordinated debt...........    15,000           0
                                          --------    --------
Other Noncurrent Liabilities ...........     9,571      11,880
                                          --------    --------

Deferred Income Taxes ..................    15,891      11,970
                                          --------    --------

Stockholders' Equity:
Capital Stock
   Preferred stock .....................         1           3
   Common stock ........................        85          85
Additional paid-in capital..............    19,026      17,787
Retained earnings ......................    76,860      76,075
                                          --------    --------

Total Stockholders' Equity .............    95,972      93,950
                                          --------    --------
                                          $249,768    $209,307
                                          ========    ========

Unaudited

See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  ($ IN 000)

                                                         For the Six Months
                                                      -------------------------
                                                           Ended April 30,
                                                      -------------------------
                                                         1995           1994
                                                      -----------    ----------
OPERATING ACTIVITIES
   Net income ......................................    $  1,875      $  3,579
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..................       3,059         2,918
     Net periodic pension cost (income) ............      (1,100)          573
     Acquired in-process research and development,
       after tax....................................       1,950             0
   Decrease in income taxes recoverable ............          66         2,215
   Increase in deferred taxes.......................         375           330
   Changes in operating assets and liabilities:
   Decrease in accounts receivable..................       9,253         3,951
   Increase in inventories and prepaid expenses.....      (2,358)       (3,007)
   Decrease in accounts payable and other
     liabilities....................................      (4,433)       (6,566)
                                                        --------      --------
   Total cash provided by operating activities......       8,687         3,993
                                                        --------      --------
INVESTING ACTIVITIES
   Purchases of property, plant and equipment.......      (2,022)       (1,324)
   Purchased businesses.............................     (31,013)      (13,517)
   Retirement of property, plant and equipment......       1,624             0
   Net (increase) decrease in notes receivable......      (1,110)          296
   Other items, net.................................        (862)          594
                                                        --------      --------
   Net cash used in investing activities............     (33,383)      (13,951)
                                                        --------      --------
FINANCING ACTIVITIES
   New convertible subordinated debt................      15,000             0
   Net increase (decrease) in debt..................       8,806        10,305
   Deferred debt costs..............................      (1,033)            0
   Dividends paid...................................          (6)           (7)
   Shares redeemed..................................          (8)            0
   Proceeds from shares issued under stock plans....         161           106
                                                        --------      --------
   Net cash provided by financing activities........      22,920        10,404
                                                        --------      --------
   Net increase (decrease) in cash..................      (1,776)          446
   Cash at beginning of year........................       3,507           170
                                                        --------      --------
   Cash at end of period............................    $  1,731      $    616
                                                        ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ......................................    $  2,318      $  1,864
                                                        ========      ========
     Income taxes ..................................    $  1,307      $  1,721
                                                        ========      ========

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

The Consolidated Financial Statements include accounts of Whittaker Corporation and its subsidiaries (herein "Whittaker," the "Company" or the "Registrant"). The Consolidated Financial Statements reflect all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported.

Whittaker's operations in interim periods are not necessarily indicative of sales and earnings for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Whittaker's annual report on Form 10-K for the year ended October 31, 1994.

Assets held for sale at April 30, 1995 include $24.3 million of land formerly used by the Company's former Bermite division, a discontinued technology unit. The Company has entered into a development agreement with a real estate developer to seek entitlements (the right granted by political authorities to develop real property) to develop this property as a mixed-use residential, commercial, retail, and light industrial development.

Primary earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding, after deducting from net income the dividend requirements on the $5.00 Cumulative Convertible Preferred Stock. Effective April 28, 1995 all outstanding shares of the $5.00 Cumulative Convertible Preferred Stock were either converted into common shares or redeemed. Common stock equivalents include Series D Participating Convertible Preferred Stock and dilutive employee stock options, calculated using the treasury stock method.

Included in accounts receivable at April 30, 1995 is a claim of $1.1 million, compared to two claims totaling $5.6 million at October 31, 1994. These claims relate to United States Government prime contracts and subcontracts in which the Company contends that costs were incurred in connection with customer caused delays and disruptions, errors in technical data, a partial termination for convenience and other unanticipated causes. One claim in the amount of $1.6 million, which was included in accounts receivable at October 31, 1994, was reclassified to other long-term assets, because the claim is in litigation and management does not expect a resolution to the claim within the next twelve months. The Company received payment on the second claim, for $4.0 million, in the second quarter of 1995. An additional receivable of $1.1 million was recorded in the second quarter of 1995 reflecting the final negotiated settlement of $5.1 million on this claim.

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Continued)


Inventories consisted of the following:

                                                    ($ in 000)
                                              April 30,    October 31,
                                                1995           1994
                                             -----------   ------------
Raw materials                                   $21,013        $18,391
Work in process                                  12,165         11,643
Finished goods                                    4,277          1,174
Costs relating to long term contracts             2,954            805
Unliquidated progress billings                     (252)            (0)
                                                -------        -------
                                                $40,157        $32,013
                                                =======        =======


On April 24, 1995, the Company acquired all of the stock of Hughes LAN Systems, Inc. (HLS), a subsidiary of Hughes Electronics Corporation. The Company changed the name of the subsidiary to Whittaker Communications, Inc. ("WCI") and made it part of the Company's Communications division. WCI, based in Santa Clara, California, designs, manufactures, and sells high speed switching and Asynchronous Transfer Mode (ATM) compatible local area network communications hubs and network management software systems. The Company paid $17.5 million in cash (subject to adjustments) and $15.0 million in convertible subordinated debt. The 7% convertible subordinated debt is due in May, 2005 and could be converted to the Company's common stock at a price of $24-1/4 per share. The agreement also provides for contingent deferred payments, not to exceed $25 million, over four years based on future sales of WCI's hub products. The transaction was accounted for using the purchase method of accounting, and the balance sheet of WCI is combined with the Company's balance sheet as of April 30, 1995. The transaction resulted in the acquisition of developed technology with a value of $3.3 million which was capitalized and will be amortized on a straight-line basis over five years; acquired in-process research and development valued at $3.3 million which was recorded as an expense at the acquisition date; and goodwill of $15.6 million which will be amortized on a straight-line basis over twenty years. The Company also assumed liabilities of WCI of $15.1 million. Because the transaction was recorded as of the end of the reporting period, the results of operations for WCI are not included in the Company's income statement. The purchase price allocation is preliminary based on the best information available at the time the financial statements were prepared and may be subject to subsequent adjustment. Pro forma income information is not currently available and will be filed pursuant to the Company's Form 8-K dated May 8, 1995.

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Continued)

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

At April 30, 1995, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

Results of Operations
- ---------------------


Comparison of Six Months of 1995 to Six Months of 1994
- ------------------------------------------------------

Sales for the first six months of fiscal 1995 were $58.4 million, an increase of $3.8 million from the six month period of 1994. The Company acquired an aerospace business during the second quarter of 1994 which contributed $10.3 million to revenue in the six month period of 1995, compared to $1.8 million in 1994. Sales for the six month period of 1994 included the recognition of $4.0 million of sales from the partial settlement of a termination claim against a defense electronics products customer. An additional settlement amount of $1.1 million was recognized in 1995. Sales of defense electronic and communications products decreased $2.5 million.

Gross margin increased in the six month period of 1995 to $23.3 million, or 39.9% of sales, from $22.9 million, or 42.0% of sales in 1994. Affecting the comparability of the periods is the inclusion in 1994 of the termination claim settlement, noted above, which contributed $3.5 million of gross margin from 1994 sales, compared with $1.0 million of gross margin from 1995 sales. When the effect of the claim is removed from both periods the percent of gross margin to sales is 38.8% in 1995 compared to 38.4% in 1994.

Engineering, selling and general and administrative expenses as a percentage of sales declined from 28.2% in 1994 to 25.4% in 1995. The decline resulted primarily from the inclusion of $1.1 million of income related to the Company's defined benefit pension plan and the recognition of an $0.8 million recovery related to the Company's insurance claim for earthquake damage which was included in 1995.

Interest expense increased to $2.1 million in the six month period of 1995 from $1.5 million in 1994, primarily as a result of higher interest rates which were partially offset by lower average borrowing levels in the six month period of 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Results of Operations (Continued)
- ---------------------

The outlook for future sales in the Company's aerospace (including defense electronics) business is difficult to predict given the uncertainties related to the declining U.S. defense budget and related reductions and terminations of U.S. Government defense contracts. Any negative effect on sales related to this uncertainty may be offset in the future by contracts for new, technologically advanced electronic defense systems, sales of new commercial products in the expanding telecommunications markets, sales of telecommunications products by Whittaker Communications, Inc. (described below), and sales of aerospace and electronic products into industrial markets. Thus, past Company performances may not be a reliable indicator of future performance.

Comparison of Second Quarter 1995 to Second Quarter 1994
- --------------------------------------------------------

Sales for the second quarter of fiscal 1995 were $31.7 million, an increase of $2.8 million from the second quarter of 1994. The Company acquired an aerospace business during the second quarter of 1994, which contributed $5.9 million to revenue in the second quarter of 1995, compared to $1.8 million in the second quarter of 1994. Sales of defense electronic and communications products decreased by $1.6 million.

Acquisition
- -----------

On April 24, 1995, the Company acquired all of the stock of Hughes LAN Systems, Inc.(HLS), a subsidiary of Hughes Electronics Corporation. The Company changed the name of the subsidiary to Whittaker Communications, Inc. ("WCI"), and integrated it with the Company's Communications Division. The Company's existing Communications Division, which had been based in Beaverton, Oregon, produces Asynchronous Transfer Mode (ATM) Enterprise Network Access Switches
(ENAS), which allow for the high-speed transmission of data between local area networks across wide area networks, and a series of ATM-based video and file servers. WCI, based in Santa Clara, California, designs manufactures and sells high speed switching and ATM compatible local area network communications hubs and network management software systems. The acquisition is intended to expand and enhance the Company's ATM product line with advanced ATM hub technology, switched ethernet products, and network management software systems.

The Company paid $17.5 million in cash (subject to adjustments) and $15.0 million in convertible subordinated debt for the stock. The 7% convertible subordinated debt is due in May 2005 and could be converted to the Company's common stock at a price of $24 1/4 per share. The acquisition also provides for contingent deferred payments, not to exceed $25

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Results of Operations (Continued)
- ---------------------

million, over four years beginning in 1996, based on future sales of WCI's hub products.

No revenues, expenses, or net income from WCI are included in the second quarter results because the acquisition was consummated at the end of the quarter. Management expects that sales of WCI products and services will contribute substantial revenues to the Company beginning in the third quarter. WCI had operated at a substantial loss before its acquisition by the Company.
Management expects that restructuring actions that it has taken and intends to take at WCI should significantly mitigate the risk of future operating losses by the end of the third quarter, with the full effect of the restructuring actions not likely to be reflected until fiscal 1996. The restructuring actions at WCI, along with expenses associated with combining a substantial portion of the Company's Communications Division operation in Beaverton into the WCI operation in Santa Clara, may result in restructuring expenses in the third quarter. In addition, the acquisition will increase interest expense resulting from the addition of debt for the acquisition and amortization expense resulting from the addition to the Company's assets of a material amount of goodwill and other intangibles. If management's restructuring actions are successful, management expects that WCI could contribute a material amount of net income to the Company, beginning in fiscal 1996. There can be no assurance, however, that the actions will be successful, or that, if successful, WCI will be profitable in 1996.

During the second quarter of 1995, a charge to earnings was recorded related to in-process research and development, which was acquired when the Company purchased WCI. The effect was to reduce net income for the second quarter and six month period by $1.9 million, or $0.20 per share.

Financial Condition
- -------------------

At April 30, 1995, the Company's debt totaled $84.1 million, which consisted of $34.2 million of loans under a revolving bank credit facility, $33.8 million under a bank term loan, $15.0 million convertible subordinated debt, and $1.1 million of other debt. In addition, there were $11.5 million of letters of credit outstanding under the revolving credit facility. The Company and a group of banks are parties to a credit agreement which provides for a $65.0 million revolving credit facility and a three-year term expiring in January 1998 and a term loan that is to be repaid in quarterly installments over five years. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                 (Continued)

Financial Condition (Continued)
- -------------------

agent bank's prime rate. The annual interest rate based on LIBOR may range between LIBOR plus 1.0% and LIBOR plus 1.875%, and the annual interest rate based on the prime rate may range between prime and prime plus 0.50%. The agreement includes financial covenants with respect to financial leverage, cash flow, and tangible net worth. At April 30, 1995, there was $5.5 million of debt which is due within the next twelve months and is therefore classified as current. At April 24, 1995, the Company issued a $15.0 million convertible subordinated note in connection with the acquisition of WCI as described above. The note bears interest at 7% per annum, is due in May, 2005 and is convertible into the common stock of the Company, at the option of the holder, at a price of $24 1/4 per share.

The Company's ratio of long-term debt, including the current portion, to capitalization (stockholders' equity plus debt) was 46.7% at April 30, 1995, compared to 39.1% at October 31, 1994, reflecting the increased debt resulting from the acquisition of WCI, offset by increased equity during the six month period. It is anticipated that the Company will continue to use cash generated from operations to reduce debt. However, some cash and debt availability may be used to finance additional acquisitions. The current ratio at April 30, 1995 stood at 2.58 compared with 3.22 at October 31, 1994, while working capital was $78.9 million compared with $81.5 million. The reduction in the current ratio is the result of including WCI in the Company's consolidated balance sheet. The current ratio, without including WCI at April 30, 1995, stood at 3.15.

Cash flow provided by operations in the six month period of 1995 was $8.7 million, compared to $4.0 million in the six month period of 1994. The increase resulted primarily from payments received during the six month period of 1995 related to a contract claim settlement and the earthquake insurance claim, offset by an income tax recovery in 1994. Cash used in investing activities was $33.4 million in 1995, compared to $14.0 million in 1994, resulting primarily from the acquisition of WCI in 1995 and the aerospace business in 1994. Cash flow provided by financing activities was $22.9 in 1995 and $10.4 million in 1994 as a result of new borrowings to finance the acquisitions offset by repayment of debt from operational cash flow.

Included in accounts receivable at April 30, 1995 is a claim of $1.1 million, compared to two claims of $5.6 million at October 31, 1994. These claims relate to United States Government prime contracts and subcontracts in which the Company contends that costs were incurred in connection with customer caused delays and disruptions, errors in technical data,

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Financial Condition (Continued)
- -------------------

a partial termination for convenience and other unanticipated causes. One claim in the amount of $1.6 million, which was included in accounts receivable at October 31, 1994, was reclassified to other long-term assets, because the claim is in litigation and management does not expect a resolution to the claim within the next twelve months. The Company received payment on the second claim, of $4.0 million, in the second quarter of 1995. An additional receivable of $1.1 million was recorded in the second quarter of 1995 reflecting the final negotiated settlement of $5.1 million on the second claim.

The Company has submitted a claim to its insurance carriers to recover the costs of repair and replacement of assets and for the costs of business interruption brought about by the January 17, 1994 Northridge earthquake. To date, the Company has been paid $5.9 million on account and is negotiating with the carriers to reach a final settlement. The Company provided reserves of $1.0 million in January 1994 to cover insurance deductibles and does not believe that additional reserves will be required. There are no deferred costs related to the earthquake recovery at April 30, 1995.

Capital expenditures during the six month period of 1995 were $2.0 million compared to $1.3 million in 1994. At April 30, 1995, there were approximately $1.9 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditures are limited by covenants contained in the Company's credit agreement. It is anticipated that the amounts permitted under the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             ------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)
Financial Condition (Continued)
- -------------------

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

At April 30, 1995, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
             -----------------------------------------------------
                      OPERATIONS AND FINANCIAL CONDITION
                      ----------------------------------
                                  (Continued)

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

                               EXHIBITS TO PART I
                               ------------------


I(a)  Calculation of Earnings Per Share.

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION

                       CALCULATION OF EARNINGS PER SHARE

                                             Stated in Thousands of Dollars
                                             ------------------------------
                                               Six Months Ended April 30,
                                             ------------------------------
                                                  1995            1994
                                             --------------   -------------
PRIMARY EARNINGS PER SHARE
- --------------------------
Earnings

      Net income (Note A)                        $1,875          $3,579
      Deduct:
         Dividends on preferred stock -
         $5.00 convertible preferred series          (5)             (6)
                                                 ------          ------
      Net income used in primary earnings
          per share calculations                 $1,870          $3,573
                                                 ======          ======


Average Common and Common Equivalent
  Shares in (000)

      Weighted average number of
         common shares outstanding                8,498           8,476
      Common equivalent shares -
         Series D participating convertible
            preferred stock                         292             292
         Stock options included under treasury
            stock method                            795             717
                                                 ------          ------
            TOTAL                                 9,585           9,485
                                                 ======          ======


Primary Earnings Per Share                       $ 0.20          $ 0.38
                                                 ======          ======

(A) 1995 net income after write-off of acquired in-process research and development of $1,950 net of tax.

Unaudited

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION

                       CALCULATION OF EARNINGS PER SHARE

                                              Stated in Thousands of Dollars
                                              ------------------------------
                                                Six Months Ended April 30,
                                              ------------------------------
                                                   1995            1994
                                              --------------    ------------
FULLY DILUTED EARNINGS PER SHARE
- -----------------------------------

Earnings

      Net income used in primary earnings
         per share calculation (Note A)          $1,870            $3,573

      Adjustments - interest on convertible
         subordinated debt                            -                 -
                                                 ------            ------
      Net income used in fully diluted
          earnings per share calculations        $1,870            $3,573
                                                 ======            ======

Average Shares used to Calculate Fully Diluted
   Earnings Per Share in (000)

      Average common and common equivalent
         shares (above)                           9,585             9,485
      Add:
         Additional stock options included
            under treasury stock method              74                 -
         Average shares outstanding assuming
            conversion of subordinated
            convertible debt                         88                 -
                                                 ------            ------
            TOTAL                                 9,747             9,485
                                                 ======            ======

Fully Diluted Earnings Per Share                 $ 0.19            $ 0.38
                                                 ======            ======

NOTES

(A) 1995 net income after write-off of acquired in-process research and development of $1,950 net of tax.

(B) In connection with those securities outstanding prior to June 1, 1969 the Company elected under paragraph 46 of APB Opinion Number 15 to classify as common stock equivalents only those which were classified as residual securities under APB Opinion Number 9.

(C) Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods, after deducting from net income the dividend requirements on the outstanding $5.00 cumulative convertible stock. Common stock equivalents include series D participating convertible preferred stock and dilutive employee stock options, calculated using the treasury stock method.

(D) Fully diluted earnings per share have been calculated assuming conversion of the convertible subordinated note at April 30, 1995.

Unaudited

                          Part II.  OTHER INFORMATION
                          ===========================

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Registrant was held on March 24, 1995.

     (b) At the annual meeting, stockholders voted on the election of Class III Directors; the ratification of an amendment to the Whittaker Corporation Long-Term Stock Incentive Plan (1989), increasing the number of shares of Common Stock authorized to be issued thereunder from 1,000,000 shares to 2,000,000 shares; and the ratification of the appointment of Ernst & Young LLP as the Registrant's independent auditor for the fiscal year ending October 31, 1995. The votes cast with respect to each of such matters were as follows:

                                          Against
                                            or                      Broker
                                For      Withheld    Abstentions   Non-Votes
                             ---------   ---------   -----------   ---------
Class III Directors
  George H. Benter, Jr.      6,774,665      57,487         -----       -----
  Thomas A. Brancati         6,774,571      57,581         -----       -----
  Gregory T. Parkos          6,772,327      59,825         -----       -----

Ratification of
Long-Term Plan
Amendment                    4,642,122   1,196,339        39,769     953,992

Ratification of
Appointment of
Ernst & Young LLP            6,804,238      12,788        15,126       -----


                          Part II.  OTHER INFORMATION
                          ===========================
                                  (Continued)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          11. Statements re computation of per share earnings for the three months ended April 30, 1995 (Exhibit I(a) of Part I to this Form 10-Q).
          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed on May 9, 1995.  The form reports, in
          Item 2 thereof, the acquisition by the registrant of Hughes LAN Systems, Inc. The financial statements required to be filed with the Form 8-K will be filed pursuant to Item 7(a)(4) thereof.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WHITTAKER CORPORATION



Date:  June 14, 1995          By:    /s/ Richard Levin
                                  ---------------------------------------
                                     Richard Levin, Vice President
                                     Chief Financial Officer