Form 10-Q
period 1995-07-31
WHITTAKER CORP
filed 1995-09-13
CIK 106945

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                     QUARTERLY PERIOD ENDED JULY 31, 1995


Commission file number 1-5407

                             WHITTAKER CORPORATION
            (Exact name of registrant as specified in its charter)


                Delaware                                   95-4033076
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

1955 North Surveyor Avenue, Simi Valley, California          93063
   (Address of principal executive offices)                (Zip Code)

                                (805) 526-5700
             (Registrant's telephone number, including area code)

10880 Wilshire Boulevard, Los Angeles, California            90024
(Former address of principal executive offices)            (Zip Code)


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

8,562,571 shares, par value $.01 per share, as of July 31, 1995.

                         Part I. FINANCIAL INFORMATION
                         -----------------------------

                             WHITTAKER CORPORATION
                             ---------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  ($ in 000)

                                             For the Three Months            For the Nine Months
                                                Ended July 31,                  Ended July 31,
                                         --------------------------     ---------------------------
                                             1995            1994            1995            1994
                                             ----            ----            ----            ----
Sales................................    $   44,347      $   33,110     $   102,715      $   87,727
                                          ---------       ---------      ----------       ---------

Costs and expenses

     Cost of sales...................        23,109          19,396          58,196          51,091
     Engineering, selling and
        general and administrative...        16,143           7,905          30,984          23,314
     Acquired in-process research
        and development..............             0               0           3,250               0
     Restructuring costs.............           382               0             382               0
     Other expense...................            91              20             134              56
     Interest on long-term debt......         1,741           1,070           4,155           2,858
     Interest income.................          (149)           (141)           (479)           (444)
                                          ---------       ---------      ----------       ---------
                                             41,317          28,250          96,622          76,875
                                          ---------       ---------      ----------       ---------

Income before provision for taxes....         3,030           4,860           6,093          10,852
Provision for taxes..................         1,277           1,918           2,465           4,331
                                          ---------       ---------      ----------       ---------

Net income...........................    $    1,753      $    2,942     $     3,628      $    6,521
                                          =========       =========      ==========       =========

Average common and common
   equivalent shares
   outstanding (000).................         9,658           9,466           9,609           9,479
                                          =========       =========      ==========       =========

Earnings per share...................    $      .18      $      .31     $       .38      $      .69
                                          =========       =========      ==========       =========

Unaudited
See notes to Consolidated Condensed Financial Statements.

                                  (2)

                             WHITTAKER CORPORATION
                             ---------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                  ($ in 000)

                                                   July 31,      October 31,
                                                     1995          1994
                                                 ===========     ===========
ASSETS
Current Assets:
Cash ........................................    $      675      $    3,507
Receivables .................................        60,276          65,292
Inventories .................................        42,698          32,013
Current assets held for sale ................         1,770           1,551
Other current assets ........................         2,704           2,475
Income taxes recoverable ....................         1,620              66
Deferred income taxes .......................        17,597          13,395
                                                   ---------       ---------

Total Current Assets ........................       127,340         118,299
                                                   ---------       ---------

Property, plant and equipment, at cost ......        78,358          70,273
Less accumulated depreciation ...............        37,021          33,506
                                                   ---------       ---------
                                                     41,337          36,767
                                                   ---------       ---------
Other Assets:
Goodwill ....................................        36,493          19,604
Other intangible assets .....................         5,370           2,336
Notes and other noncurrent receivables ......         4,664           3,682
Other noncurrent assets .....................        10,451           4,681
Net assets held for sale ....................        24,787          23,938
                                                   ---------       ---------
                                                     81,765          54,241
                                                   ---------       ---------
                                                 $  250,442      $  209,307
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt ........    $    5,796      $    5,540
Accounts payable ............................        21,841          10,713
Accrued liabilities .........................        21,789          20,512
                                                   ---------       ---------

Total Current Liabilities ...................        49,426          36,765
                                                   ---------       ---------

Long-Term Debt ..............................        62,019          54,742
                                                   ---------       ---------

Convertible subordinated debt................        15,000               0
                                                   ---------       ---------

Other Noncurrent Liabilities ................         8,601          11,880
                                                   ---------       ---------

Deferred Income Taxes .......................        17,609          11,970
                                                   ---------       ---------

Stockholders' Equity:
Capital Stock
   Preferred stock ..........................             1               3
   Common stock .............................            85              85
Additional paid-in capital...................        19,088          17,787
Retained earnings ...........................        78,613          76,075
                                                   ---------       ---------
Total Stockholders' Equity ..................        97,787          93,950
                                                   ---------       ---------
                                                 $  250,442      $  209,307
                                                   =========       =========

Unaudited
See Notes to Consolidated Condensed Financial Statements
                                      (3)

                             WHITTAKER CORPORATION
                             ---------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  ($ IN 000)

                                                                                 For the Nine Months
                                                                                 -------------------
                                                                                    Ended July 31,
                                                                                    -------------
                                                                               1995             1994
                                                                             =========        =========
OPERATING ACTIVITIES
        Net income .......................................................  $    3,628       $    6,521
        Adjustments to reconcile net income to net cash
          provided by operating activities:
                Depreciation and amortization.............................       5,663            4,561
                Net periodic pension cost (income)........................      (2,040)             861
                Acquired in-process research and
                   development, after taxes.................................     1,950
                Decrease (increase) in income taxes recoverable...........      (1,554)           1,131
                Increase in deferred tax..................................       3,229            1,990
                Changes in operating assets and liabilities:
                        Decrease in receivables.........................        13,938            3,929
                        Increase in inventories and prepaid expenses......      (3,966)          (5,891)
                        Decrease in accounts payable and other liabilities      (6,019)          (3,147)
                                                                             ---------        ---------
        Net cash provided by operating activities.........................      14,829            9,955
                                                                             ---------        ---------
INVESTING ACTIVITIES
        Purchase of property, plant and equipment.........................      (3,644)          (2,000)
        Purchased businesses..............................................     (31,013)         (13,459)
        Proceeds from sales of assets.....................................       1,662
        Net decrease (increase) in notes receivable.......................        (942)             459
        Decrease (increase) in assets held for sale.......................      (1,068)             102
        Other items, net..................................................      (4,076)          (1,069)
                                                                             ---------        ---------
        Net cash used by investing activities.............................     (39,081)         (15,967)
                                                                             ---------        ---------
FINANCING ACTIVITIES
        Issuance of convertible subordinated debt.........................      15,000
        Net increase in debt..............................................       7,533            6,284
        Deferred debt costs...............................................      (1,322)
        Dividends paid....................................................          (6)              (9)
        Shares redeemed...................................................      (1,093)
        Proceeds from shares issued under stock plans.....................         597              115
        Tax benefit from exercise of employee stock options...............         711
                                                                             ---------        ---------
        Net cash provided (used) by financing activities..................      21,420            6,390
                                                                             ---------        ---------

        Net increase (decrease) in cash...................................      (2,832)             378
        Cash at beginning of year.........................................       3,507              170
                                                                             ---------        ---------
        Cash at end of period.............................................  $      675       $      548
                                                                             =========        =========

Supplemental disclosure of cash flow information:

        Cash paid during the period for:
                Interest .................................................  $    3,763       $    2,715
                                                                             =========        =========
                Income taxes .............................................  $    1,377       $    2,799
                                                                             =========        =========

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

Whittaker's operations in interim periods are not necessarily indicative of the sales and earnings for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Whittaker's annual report on Form 10-K for the year ended October 31, 1994.

Assets held for sale at July 31, 1995, include $24.6 million of land formerly used by the Company's former Bermite division, a discontinued technology unit. The Company has entered into a development agreement with a real estate developer to seek entitlements (the right granted by political authorities to develop real property) to develop this property as a mixed-use residential, commercial, retail, and light industrial development.

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

Included in accounts receivable at July 31, 1995 is a claim of $1.1 million, compared to two claims totaling $5.6 million at October 31, 1994. These claims relate to United States Government prime contracts and subcontracts in which the Company contends that costs were incurred in connection with customer caused delays and disruptions, errors in technical data, a partial termination for convenience and other unanticipated causes. A claim in the amount of $1.6 million, which was included in accounts receivable at October 31, 1994, has been reclassified to other long-term assets in 1995 because the claim is in litigation, and management does not expect a resolution of the claim within the next twelve months. The Company received payment on the second claim, for $4.0 million, in the second quarter of 1995. At that time, an additional receivable of $1.1 million was recorded, reflecting the final negotiated settlement of $5.1 million on this claim.

                                      (5)

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Continued)

Inventories consisted of the
 following:
                                               ($ in 000)
                                          July 31,   October 31,
                                            1995         1994
                                         ----------  -----------
Raw materials                             $ 24,507    $ 18,391
Work in process                             11,168      11,643
Finished goods                               4,965       1,174
Costs relating to long term contracts        2,939         805
Unliquidated progress billings             (   881)    (     0)
                                          --------    --------
                                           $42,698     $32,013
                                          --------    --------


On April 24, 1995, the Company acquired all of the stock of Hughes LAN Systems, Inc., a subsidiary of Hughes Aircraft Company. The Company changed the name of the subsidiary to Whittaker Communications, Inc. ("WCI") and made it part of the Company's Communications division. WCI, based in Santa Clara, California, designs, manufactures, and sells high speed switching and Asynchronous Transfer Mode (ATM) compatible local area network communications hubs and network management software systems. The Company paid approximately $16 million in cash (subject to adjustments) and $15 million in convertible subordinated debt. The 7% convertible subordinated debt is due in May, 2005 and could be converted to the Company's common stock at a price of $24-1/4 per share. The agreement also provides for contingent deferred payments, not to exceed $25 million, over four years based on future sales of WCI's hub products. The transaction was accounted for using the purchase method of accounting and the balance sheet of WCI was combined with the Company's balance sheet as of April 30, 1995. The transaction resulted in the acquisition of developed technology with a value of $3.3 million which was capitalized and will be amortized on a straight-line basis over five years; acquired in-process research and development valued at $3.3 million which was recorded as an expense at the acquisition date, and goodwill of $17.1 million which will be amortized on a straight-line basis over twenty years. The Company also assumed liabilities of WCI of $16.5 million at the acquisition date. The pro forma unaudited results of operations for the nine months ended July 31, 1995 and July 31, 1994, assuming consummation of the purchase and issuance of the 7% debt as of November 1, 1993, are as follows:

                                      (6)

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Continued)

                                     Nine Months Ended July 31,
                                       1995             1994
                                       ----             ----
                                        (000 omitted, except
                                          per share data)
Net sales                            127,775          119,319
Net income                                97           (3,183)
Earnings (loss) per  share             $0.01           ($0.38)

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

                                      (7)

                             WHITTAKER CORPORATION
                             ---------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Continued)


At July 31, 1995, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

                                      (8)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

Results of Operations
---------------------

Comparison of Nine Months of 1995 to Nine Months of 1994
--------------------------------------------------------

Sales for the first nine months of fiscal 1995 were $102.7 million, an increase of $15.0 million (17.1%) from the nine month period of 1994. An increase of $13.2 million was due to the acquisition of Hughes LAN Systems Inc., a communications business, in the second quarter of 1995. The Company has since changed the name of Hughes LAN Systems to Whittaker Communications, Inc. ("WCI"). The Company acquired an aerospace business during the second quarter of 1994 which contributed $15.6 million during the nine months of 1995, compared to $6.1 million during the same period of 1994, while sales of defense electronics products decreased by $9.7 million during 1995. Sales for the first nine months of 1994 included the recognition of $4.0 million of sales from the partial settlement of a termination claim against a defense electronics customer.
Sales for the first nine months of 1995 included an additional, final settlement of $1.1 million.

Gross margin increased in the nine month period in 1995 to $44.5 million, or 43.3% of sales, from $36.6 million, or 41.8% in 1994. Affecting the comparability of the periods are three items which had a net positive impact of $4.4 million on gross margin in the nine months of 1995, compared to $2.8 million in 1994. The first item is recognition in 1995 of $1.8 million of gross margin related to the Company's insurance claim for earthquake damage brought about by the January 17, 1994 Northridge earthquake. The second item is recognition of $1.6 million of income related to the Company's defined benefit pension plan, while related expense in the same period of 1994 was $0.7 million. This actuarially determined pension income is the result of an expected return on plan assets which exceeded the interest cost on the projected benefit obligation. The last item is a termination claim settlement which contributed $1.1 million of gross margin in 1995, compared to $3.5 million in 1994. When the effects of these items are removed from both periods, the percent of gross margin to sales is 40.2% in 1995 compared to 40.4% in 1994.

Engineering, selling and general and administrative expenses as a percentage of sales increased in the nine month period in 1995 to 30.2% of sales, from 26.6% in 1994. Included in 1995 results are reduced costs due to the earthquake recovery of $1.3 million and pension income of $0.5 million. Excluding the effect of these unusual items, the percentage of engineering, selling and general administrative expenses for 1995 is 31.9% of sales. While the percentage of these expenses increased modestly (1-2% of sales) in the aerospace and defense electronics businesses, the primary reason for the year-to-year increase is the acquisition of WCI. WCI, a communications business, operates in a different business environment than the Company's other businesses and incurs higher independent company-funded engineering and development costs as a percentage of sales. In addition, the effect of restructuring actions taken at WCI during the

                                      (9)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Results of Operations (Continued)
---------------------------------

third quarter were not fully reflected in the level of engineering, selling and general and administrative expenses incurred during the third quarter.

Interest expense increased to $4.2 million for the nine month period of 1995 from $2.9 million in 1994 primarily as a result of higher interest rates and incremental debt from the purchase of WCI.

On April 24, 1995, the Company acquired all of the stock of Hughes LAN Systems, Inc., a subsidiary of Hughes Aircraft Company. The Company changed the name of the subsidiary to WCI and made it part of the Company's Communications division. The Company's pre-existing Communications Division, which had been based in Beaverton, Oregon, produces Asynchronous Transfer Mode (ATM) Enterprise Network Access Switches (ENAS), which allow for the high-speed transmission of data between local area networks across wide area networks, and a series of ATM-based video and file servers. WCI, based in Santa Clara, California, designs, manufactures, and sells high speed switching and ATM compatible local area network communications hubs and network management software systems. The acquisition is intended to expand and enhance the Company's ATM product line with advanced ATM hub technology, switched ethernet products, and network management software systems.

WCI operated at a substantial loss before its acquisition by the Company at the end of the second quarter. Management expects that restructuring actions that it has taken at WCI during the third quarter should significantly mitigate the risk of future operating losses, with the full effect of the restructuring actions not likely to be reflected until fiscal 1996. As a result, management does not expect total costs and expenses as a percentage of sales to remain at the higher level incurred during the third quarter. The acquisition has increased interest expense resulting from the addition of debt to finance the purchase. In addition, amortization expense has increased due to the addition to the Company's assets of a material amount of goodwill and other intangibles. If management's restructuring actions are successful, management expects that WCI could contribute a material amount of net income to the Company beginning in fiscal 1996. There can be no assurance, however, that the actions will be successful, or that, if successful, WCI will be profitable in 1996.

During the second quarter of 1995, a charge to earnings was recorded related to in-process research and development, which was acquired when the Company purchased WCI. The effect

                                     (10)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Results of Operations (Continued)
---------------------------------

was to reduce net income for the second quarter and year-to-date period by $1.9 million, or $0.20 per share.

The outlook for future sales in the Company's aerospace (including defense electronics) business is difficult to predict given the uncertainties related to the declining U.S. defense budget and related reductions and terminations of U.S. Government defense contracts. Any negative effect on sales related to this uncertainty may be offset in the future by contracts for new, technologically advanced electronic defense systems, new commercial products in the expanding telecommunications markets, sales of telecommunications products by WCI, and sales of aerospace and electronic products into industrial markets. Thus, past Company performance may not be a reliable indicator of future performance.

Comparison of Third Quarter 1995 to Third Quarter 1994
------------------------------------------------------

Sales for the third quarter of fiscal 1995 were $44.3 million, an increase of $11.2 million (18.7%) from the third quarter of 1994. The Company's acquisition of WCI contributed $13.2 million to revenue in the third quarter of 1995. Sales of defense electronics products decreased by $4.5 million.

Gross margin increased for the third quarter of fiscal 1995 to 47.9% of sales, from 41.4% in 1994. Affecting the third quarter of 1995 is $0.8 million of gross margin related to the Company's insurance claim for earthquake damage brought about by the January 17, 1994 Northridge earthquake and recognition of $1.6 million of income related to the Company's defined benefit pension plan. When the effects of these items are removed from the third quarter of 1995, the percent of gross margin to sales is 42.5%.

Engineering, selling and general and administrative expenses as a percentage of sales for the third quarter of fiscal 1995 increased to 36.4% of sales, from 23.9% in 1994. The primary reason for the year-to-year increase is the acquisition of WCI. WCI, a communications business, operates in a different business environment than the Company's other businesses and incurs higher independent company-funded engineering and development costs as a percentage of sales. In addition, the effect of restructuring actions taken at WCI during the third quarter were not fully reflected in the level of engineering, selling and general and administrative expenses incurred during the third quarter. As a result, management does not expect total costs and expenses as a percentage of sales to remain at the higher level incurred during the third quarter.

                                     (11)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Results of Operations (Continued)
---------------------------------

Interest expense increased to $1.7 million for the third quarter of 1995 from $1.0 million in 1994 primarily as a result of higher interest rates and incremental debt from the purchase of WCI.

During the third quarter of 1995, a charge to earnings was recorded to reflect restructuring actions at WCI, along with expenses associated with combining a substantial portion of the Company's Communications Division operation in Beaverton into the WCI operation in Santa Clara. The effect was to reduce net income for the third quarter and year-to-date by $0.2 million, or $0.02 per share.

Financial Condition
-------------------

At July 31, 1995, the Company's debt totaled $82.8 million, which consisted of $34.2 million of loans under a revolving bank credit facility, $32.5 million under a bank term loan, $15.0 million of convertible subordinated debt, and $1.1 million of other debt. In addition, there were $12.9 million of letters of credit outstanding under the revolving credit facility. At July 31, 1995, there was $5.8 million of debt which is due within the next twelve months and therefore is classified as current.

The Company's ratio of long-term debt, including the current portion, to capitalization (stockholders' equity plus debt) was 45.9% at July 31, 1995, compared to 39.1% at October 31, 1994, reflecting the increased debt resulting from the acquisition of WCI, offset by increased equity during the nine month period. It is anticipated that the Company will continue to use cash generated from operations to reduce debt. However, some cash and debt availability may be used to finance additional acquisitions. The current ratio at July 31, 1995 was 2.58, compared with 3.22 at October 31, 1994, while working capital was $77.9 million at July 31, 1995, compared with $81.5 million at October 31, 1994. The reduction in the current ratio is due to the effect of the acquisition of WCI as well as reduced levels of accounts receivable. The current ratio, without including WCI at July 31, 1995, was 2.97.

Cash flow provided by operations in the nine month period of 1995 was $14.8 million, compared to $10.0 million in the nine month period of 1994. The increase resulted primarily from payments received during the nine month period of 1995 related to a contract claim settlement, the earthquake insurance claim, and collections of receivables on defense and electronics contracts, offset by an income tax recovery in 1994. Cash used in investing activities was $39.1 million in

                                     (12)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)


Financial Condition (Continued)
-------------------

1995 compared to $16.0 million in 1994, resulting primarily from the acquisitions of WCI in 1995 and the aerospace business in 1994. Cash flow provided by financing activities was $21.4 million in 1995 and $6.4 million in 1994 as a result of new borrowings to finance the acquisitions, offset by a repayment of debt from operational cash flow.

Included in accounts receivable at July 31, 1995 is a claim of $1.1 million, compared to two claims totaling $5.6 million at October 31, 1994. These claims relate to United States Government prime contracts and subcontracts in which the Company contends that costs were incurred in connection with customer caused delays and disruptions, errors in technical data, a partial termination for convenience and other unanticipated causes. A claim in the amount of $1.6 million, which was included in accounts receivable at October 31, 1994, has been reclassified to other long-term assets in 1995 because the claim is in litigation, and management does not expect a resolution to the claim within the next twelve months. The Company received payment on the second claim, for $4.0 million, in the second quarter of 1995. At that time, an additional receivable of $1.1 million was recorded, reflecting the final negotiated settlement of $5.1 million on this claim.

The Company has settled a claim with its insurance carriers to recover the costs of repair and replacement of assets and for the costs of business interruption brought about by the January 17, 1994 Northridge, California earthquake. The final settlement amount was $8.3 million, all of which has been received.

Capital expenditures during the nine months of 1995 were $3.6 million, compared to $2.0 million in 1994. At July 31, 1995, there were approximately $2.0 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditures are limited by covenants contained in the Company's credit agreement. It is anticipated that the amounts permitted under the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

The Company intends to continue its previously announced strategy of growth by selective acquisitions that complement the Company's core businesses, financed by cash from operations and from borrowings under its revolving credit facility and, where appropriate, by issuance of new debt or equity securities of the Company. The Company intends to pursue its acquisition

                                     (13)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Financial Condition (Continued)
-------------------

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

                                     (14)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------
                                  (Continued)

Financial Condition (Continued)
-------------------

At July 31, 1995, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

                                     (15)

                              EXHIBITS TO PART I
                              ------------------

I(a)  Calculation of Earnings per Share.

                                     (16)

                                                                Exhibit I(a)

                             WHITTAKER CORPORATION
                             ---------------------
                       CALCULATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  ($ in 000)

                                                           For the Nine Months
                                                             Ended July 31,
                                                             -------------
                                                          1995            1994
                                                        ========        ========
PRIMARY EARNINGS PER SHARE

Earnings
--------
Net income (Note A)....................................  $   3,628       $   6,521

Deduct:
        Dividends on $ 5.00 Cumulative
                Convertible Preferred Stock............         (5)             (9)
                                                          --------        --------

Net income used in primary earnings
                per share calculations.................  $   3,623       $   6,512
                                                          ========        ========


Average Common and Common Equivalent Shares in (000)
---------------------------------------------------
Weighted average number of common shares
        outstanding...................................       8,517           8,479

Common equivalent shares:
        Series D Participating Convertible
                Preferred Stock.......................         292             292
        Stock options included under treasury
                stock method..........................         800             708
                                                          --------        --------

TOTAL.................................................       9,609           9,479
                                                          ========        ========


Primary Earnings Per Share............................   $     .38       $     .69
                                                          ========        ========

NOTES
(A) 1995 net income after write-off of acquired in-process research and development of $1,950 and restructuring expenses of $229 net of tax.


Unaudited

                                     (17)

                                                          Exhibit I(a)

                             WHITTAKER CORPORATION
                             ---------------------
                       CALCULATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Continued)

                                  ($ in 000)

                                                   For the Nine Months
                                                       Ended July 31,
                                                       -------------
                                                    1995       1994
                                                   =====      =====
FULLY DILUTED EARNINGS PER SHARE

Earnings
--------

Net income used in primary earnings
   per share calculation (Note A)............     $   3,623  $   6,512

Adjustments:                                           -          -

Net income used in fully diluted earnings
   per share calculations....................     $   3,623  $   6,512
                                                   ========   ========
Average Shares used to Calculate Fully Diluted
----------------------------------------------
   Earnings Per Share in (000)
   ---------------------------

Average common and common equivalent
   shares (above)............................         9,609      9,479

Add:
   Additional stock options included
    under treasury stock method..............           107         24
                                                   --------   --------
TOTAL........................................         9,717      9,503
                                                   ========   ========
Fully Diluted Earnings Per Share.............     $     .37  $     .69
                                                   ========   ========

NOTES
(A) 1995 net income after write-off of acquired in-process research and development of $1,950 and restructuring expenses of $229 net of tax.
(B) Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods, after deducting from net income the dividend requirements on the outstanding $5.00 cumulative convertible stock. Common stock equivalents include series D participating convertible preferred stock and dilutive employee stock options, calculated using the treasury stock method.
(C) Fully diluted earnings per share have been calculated without conversion of the convertible subordinated note at July 31, 1995 because the impact of conversion would be antidilutive.

Unaudited

                                     (18)

                          Part II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          11. Statements re computation of per share earnings for the nine months ended July 31, 1995 (Exhibit I(a) of Part I to this Form 10-Q).
          27. Financial Data Schedule.

     (b)  Reports on Form 8-K.

          A report on Form 8-K/A was filed on July 7, 1995. The form reports, in Item 7 thereof, the financial statements and pro forma financial information related to the acquisition by the registrant of Hughes LAN Systems, Inc.

                                     (19)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WHITTAKER CORPORATION



Date:  September 12, 1995           By: /s/ Richard Levin
                                        -----------------------------
                                        Richard Levin, Vice President
                                        Chief Financial Officer

                                     (20)