Form 10-K
period 1995-10-31
WHITTAKER CORP
filed 1996-01-26
CIK 106945

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                               ----------------

      FOR FISCAL YEAR ENDED OCTOBER 31, 1995 COMMISSION FILE NUMBER 1-5407

                             WHITTAKER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-4033076
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        1955 N. SURVEYOR AVENUE                         93063
        SIMI VALLEY, CALIFORNIA                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 526-5700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED
Common Stock, par value $.01 per share         New York Stock Exchange
                                               Pacific Stock Exchange

   Series A Participating Cumulative           New York Stock Exchange
    Preferred Stock Purchase Rights            Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $178,675,097 as of December 29, 1995.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 8,588,982 shares of Common Stock as of December 29, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

                                                                  WHERE
                              DOCUMENT                         INCORPORATED
                              --------                         ------------
      Definitive Proxy Statement for the Annual Meeting of       Part III
       Stockholders to be held March 22, 1996 to be filed
       pursuant to Section 14(a) of the Securities Exchange
       Act of 1934 (the "Proxy Statement")

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  Whittaker Corporation ("Whittaker" or the "Company") was incorporated in California in 1947 and became a Delaware corporation in 1986. Whittaker maintains its principal executive and administrative offices at 1955 N. Surveyor Avenue, Simi Valley, California 93063 (telephone number 805-526-5700).

  The Company has been active during fiscal 1995 in the aerospace business, including defense electronics, and has used its electronics technologies and expertise and the acquisition in April 1995 of Hughes LAN Systems, Inc., which has been renamed Whittaker Communications, Inc., to expand into data networking and communications markets. During the past five years, the Company was also active in biotechnology businesses. Set forth below is a description of the current business of the Company.

  The Company develops specialized aerospace and electronic technologies to create products and customer solutions for aircraft, defense, communications and industrial markets. The Company's products and services are developed and produced by two business segments: Aerospace, which manufactures and markets proprietary fuel, hydraulic and pneumatic fluid control valves and fire detection system products fitted on aircraft, ground-based gas turbines, and other industrial installations, and designs, develops and sells a wide array of highly reliable defense electronics products and systems; and Communications, which designs, develops, and markets a comprehensive line of data networking products and services including intelligent wiring concentrators, Ethernet and Asynchronous Transfer Mode ("ATM") switches and wide area network ("WAN") access devices and provides a full range of network design, consulting, integration and support services. For the fiscal year ended October 31, 1995, total Company sales were $159.5 million, of which 81% were generated by the Aerospace segment and 19% were generated by the Communications segment.

Aerospace Segment

  The business and operations of the Aerospace segment are conducted by the Company's Aerospace Group, which consists of the Company's aircraft, defense electronics, industrial products, and federal sector product lines.

PRODUCTS

  Principal applications and representative products of the Company's Aerospace segment include:

  Fluid and Pneumatic Controls. The Company designs and manufactures a broad range of fluid control devices for both commercial and military aircraft. The products are designed to control pneumatic, hydraulic and fuel flows in aircraft systems. In commercial applications, they are used on virtually all Boeing, McDonnell Douglas, and AirBus commercial aircraft, and virtually all other aircraft and jet engines manufactured in the world, with the exception of those manufactured in the former Communist countries. In addition, commercial and industrial applications include ground refueling devices for airports and valving systems, heat exchangers, and fuel skids for land gas turbine power plants, off-shore oil platforms, and petrochemical complexes. In military applications, the products are used on military transports, bombers, helicopters, fighters and landing craft. Both commercial and military applications include aircraft turbine engines built by General Electric and Pratt & Whitney. Sales of fluid and pneumatic control products were $59.5 million in fiscal 1995, $52.9 million in fiscal 1994, and $43.0 million in fiscal 1993.

  Fire and Overheat Detectors. The Company designs and manufactures continuous length pneumatic fire and overheat detectors as well as optical flame and smoke detectors and systems for commercial and military aircraft and gas turbine engines. This equipment is widely used on a broad spectrum of aircraft manufactured by Boeing, AirBus, McDonnell Douglas, Northrop Grumman and many smaller manufacturers, as well as on small naval vessels, helicopters, and railcars. The aircraft range from large commercial transports to small commuter aircraft, private twin engine airplanes, helicopters, military fighters and transport aircraft. The fire and overheat detectors are used on aircraft engines manufactured by General Electric, Pratt & Whitney and Rolls Royce. Industrial applications of such products include complete fire protection systems for vehicles, turbine powered pumping and electric power generation applications, as well as large scale systems to protect oil platforms and refineries. Sales of fire and overheat detectors and systems were $21.8 million in fiscal 1995, and $10.5 million in fiscal 1994, the year during which the Company acquired the business.

  Command, Control and Communications. The Company designs and manufactures electronic systems for command, control and communications, including display and analysis systems, digital data links, signal data converters, tactical simulation systems, and wide-band encrypted secure voice and data systems that permit secure communications. The Company also has developed modular software that is designed to be portable to any real-time operating system. A user-friendly, window-based display and a unique table-driven architecture provide easy interface between various equipment and facilitate the addition of new equipment. Sales of command, control and communications systems were $18.9 million in fiscal 1995, $24.5 million in fiscal 1994, and $29.8 million in fiscal 1993.

  Radio Frequency/Survivability Systems. The Company designs radar countermeasure systems and electronic combat systems that provide radar and proximity fuse jamming using an internally developed radio frequency memory unit. Experience in technique development was used to invent a proprietary monopulse radar countermeasures generator that is applicable to most modern jamming systems. Also based on this experience, the Company is under contract with the United States Army to develop enhancements to a Company-designed and produced electronic protection system (the Shortstop Electronic Protection System) that prematurely detonates incoming artillery, mortar, and other proximity-fused weapons, providing significant protection to personnel and facilities. A Company-designed radar system (TBMEWS) detects tactical ballistic missiles, such as the SCUD, and allows early warning for the civilian population and for deployment of weapons. Other ground-based radar surveillance and tracking systems of the Company, including replicas of enemy radar systems, are used in tactical training.

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

PRODUCT DEVELOPMENT

  In August 1994, the Company was awarded a $10.9 million cost-reimbursement contract from the United States Army to develop three new versions of the Company's previously developed battlefield electronic countermeasures system, capable of detonating incoming artillery and mortar rounds, designated the Shortstop Electronic Protection System ("SEPS"). During 1995, the Company met performance requirements and developed three full scale SEPS development models. The contract did not contribute a material amount of revenue to the Company in 1995, but successful development of the new SEPS versions slated for delivery starting late in fiscal 1996 could, subject to all of the risks and uncertainties that apply to military procurement generally, as discussed below, result in subsequent SEPS production contracts, which could then have a material effect on the Company's sales. There can be no assurance, however, whether or when any such contracts would be awarded.

  The Company is discussing with various foreign governments the potential sale and installation of a Company-designed radar system that detects tactical ballistic missiles and allows early warning for the civilian population and for deployment of weapons. There are currently no firm commitments for the system at this date. If the discussions result in an agreement, annual sales of defense electronics products could increase materially. Because of the uncertainties of the military procurement processes of foreign governments, the need for the foreign government to provide budget authority for the potential procurement, and all the uncertainties that apply to military procurement generally, as discussed below, there can be no assurance that an agreement will be reached or, if reached, what the contract price would be.

  The Aerospace segment spent $3.4 million, $2.7 million, and $1.7 million on research and development activities in fiscal 1995, 1994, and 1993, respectively.

MARKETS AND CUSTOMERS

  Sales to commercial customers, including foreign customers, were the major contributor to Aerospace sales and profit in 1995. In past years, the principal contributor to sales and profit for the Aerospace segment had been the United States Government and its prime contractors. Sales directly or indirectly to the United States Government, primarily under military procurement contracts, continued to decrease as a percentage of Aerospace sales, dropping to 41% of sales in 1995, compared to 49% in 1994 and 68% in 1993. Export sales to customers outside the United States continued to increase, representing 23% of Aerospace sales for 1995, compared to 20% in 1994 and 11% in 1993.

  The Company has been able to achieve increased sales of its aircraft fluid and pneumatic control devices over the past three years despite relatively low new aircraft build rates. Increased emphasis has been placed on expanding sales from overhaul repairs, retrofits, upgrades and spare components to end-users such as airlines, cargo carriers, maintenance stations, military bases and government agencies. New aircraft production now appears to be on the rise, which may further contribute to an improved business climate for these Company products. The Company has also positioned itself for continued growth in the Aerospace segment by expanding its product offerings through acquisitions and growth in related markets, including fire and overheat detection equipment and industrial markets. During fiscal 1995, the Company also marketed its aircraft fluid control and other aerospace products to manufacturers of industrial, land-based gas turbines, which are similar to jet engines. The Company intends to continue to do so. In certain geographic areas and certain products, sales are often made indirectly through independent representatives or distributors.

  Companies engaged in supplying military equipment to the United States Government are subject to competition, changes in the continuing availability of Congressional appropriations, changes in contract timing and scheduling, complexity of designs and the potential for obsolescence, and other changes which may result from world events. Contracts with the United States Government are subject to termination for the convenience of the Government if deemed in its best interests. Contracts which are terminated for convenience generally provide for payments to a contractor for its costs and for fees or profits related to work accomplished through the date of termination.

BACKLOG

  At October 31, 1995, Aerospace backlog totaled $66.9 million (compared to $69.3 million at October 31, 1994), of which $9.8 million is not expected to be filled within fiscal 1996. Aerospace backlog includes no unfunded amounts relating to government contracts.

COMPETITION

  The military and commercial industries in which the Aerospace segment operates are generally highly competitive, with competition centering on price, as well as product performance and product support. Competitors of the Company in such markets may have substantially greater financial resources, research and design capabilities, and manufacturing capacity.

Communications Segment

  The business and operations of the Communications segment are conducted by Whittaker Communications, Inc. ("WCI"), which was acquired by the Company in April of 1995. WCI designs, develops, and markets a comprehensive line of networking products which allow its customers a migration path from their existing legacy infrastructures to new and emerging data networking architectures. In addition, WCI provides a full range of network design, consulting, integration and support services for small businesses or large enterprise-wide solutions.

  The Local Area Network ("LAN") market was born in the 1980's as mainframe dominance was being seriously challenged by departmental minicomputers supporting multiple users through terminals and personal computers. Decentralized computing brought many advantages, but limitations on sharing information and communicating quickly became evident. LANs provided the foundation for cooperative computing concepts, better resource sharing, and the further dissemination of computing power throughout businesses, government agencies and schools. In the 1990's, new applications such as digital imaging, client/server, and multimedia have begun to tax the bandwidth of early LAN technologies such as Ethernet and Token Ring. Switching hubs are replacing shared Ethernet and Token Ring networks. New technologies such as 100 megabit per second ("Mbps") Fast Ethernet connectivity from the server to the desktop and ATM are critical to keep up with the demands of emerging applications.

PRODUCTS

  WCI has created a high-speed switching product line and integrated service offering that empowers users to successfully navigate the rapid changes in the local and wide area network marketplaces. WCI provides network managers with a migration path that preserves investment in legacy LANs and software while providing practical and upgradeable products and support for emerging high-speed network standards. With products ranging from a chassis-based enterprise hub, a robust management network platform, and an ATM switch, WCI provides a global high-performance networking solution. WCI's product family provides seamless bandwidth solutions in three key high-speed networking scenarios: as a workgroup accelerator; as the backbone of a campus network; and as the core of a global network.

  Principal applications and representative products of the Company's Communications segment include:

  Enterprise Hub--WCI's Enterprise Hub, available in five- and fourteen-slot chassis designs, incorporates a distributed ATM cell-switching fabric in its architecture, which offers scalable bandwidth, high reliability, low cost of entry, and an incremental and modular upgrade to ATM technology. The Enterprise Hub integrates Ethernet, Token Ring, and Fiber Distributed Data Interface ("FDDI") wiring concentration, bridging, edge routing, and ATM cell relay technology in a hot-swappable, modular high-performance system. Among the key, single-slot modules that WCI has designed and markets are:

    Model 908 ATM Network Interface Module, which provides ATM backbones between Enterprise Hubs and to ATM workgroup switches, as well as User Network Interface (UNI)-based connections to workstations and servers. The Model 908 integrates any mix of legacy LANs, switched workgroups, server clusters, and workstations with ATM.

    Model 708 ATM Ethernet Switch Module, which provides a full 10 Mbps of bandwidth per port to boost performance for workgroup LANs, servers and high-performance workstations and switches Ethernet packets locally between its eight 10BASE-T ports. Traffic destined for other ATM modules, Enterprise Hubs and workgroup switches is converted to ATM cells and forwarded using virtual circuit mapping.

  Sales of the Company's Enterprise Hub and integrated modules were $23.4 million in fiscal 1995, reflecting activity for the six-month period since the business was acquired by the Company.

  Enterprise Network Access Switch (ENAS(TM))--WCI's ENAS, configured with a 5- or 20-slot chassis, provides data integration for high-speed ATM services. Achieving speeds of up to 155 Mbps, the ENAS integrates legacy telecommunications for high-speed conversion to ATM by converting Ethernet and T1 signals from their source media to ATM signals, linking existing LANs to the ATM WAN. The ENAS is a LAN/WAN edge device that can be used as a wide area ATM switch or as an interface between LANs and the ATM WAN switch.

  Integration and Support--WCI also provides a full range of integration and support with full turn-key networking solution to its customers, including the integration of third-party products and services with the Company's own products and services.

PRODUCT DEVELOPMENT

  WCI's product development efforts are primarily focused on its strategic product lines: LAN connectivity (both Ethernet and Token Ring), ATM switching technology development, Ethernet switching, 100 Mbps Ethernet technology and advanced network management software. WCI's core networking technologies create opportunities to leverage its engineering investments and develop more integrated products for simpler, more innovative networking solutions for customers. WCI plans to invest in emerging technologies for use in existing and future products, as well as to improve and enhance existing products to extend their lifecycles, reduce manufacturing costs and increase functionality.

  In addition to the development of custom Application Specific Integrated Circuits ("ASICs") to improve performance, increase reliability and reduce costs, WCI is investing in the following areas: Fast Ethernet (100 Mbps Ethernet), ATM capabilities on both LAN and WAN, Ethernet switching, Integrated Service Digital Network ("ISDN") and Frame Relay connectivity. These efforts are directed at simplifying network management, providing remote connectivity and increased network performance. WCI spent $4.3 million on research and development activities since its acquisition by the Company in fiscal 1995.

  The industry in which WCI competes is subject to rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. As a result, WCI's success in part depends upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and to develop and introduce new products that take advantage of technological advances. There can be no assurance that WCI will be able to successfully develop new products to address new industry transmission standards and technological changes or to respond to new product announcements by others or that such products will achieve market acceptance.

MARKETS AND CUSTOMERS

  With installations at over 300 major hospitals domestically, WCI has established a specialization as a network provider for the healthcare industry. WCI also has a strong presence in the public sector as well as in manufacturing, education, finance and government. WCI currently has 6,000 systems installed worldwide, 1,000 of which are ATM-based.

  Worldwide, WCI also serves its customers through indirect channels. Indirect channels include systems integrators, value-added resellers, distributors, resellers, and original equipment manufacturers (OEMs). WCI's multi-channel sales strategy encourages broad market coverage, by allowing WCI's sales personnel to create demand for its products while giving customers the flexibility to choose the most appropriate delivery option. WCI maintains sales offices in France, the United Kingdom, Germany and Mexico. In fiscal 1995, approximately 44% of WCI's sales arose from exports to customers outside the United States.

MANUFACTURING AND SUPPLIERS

  WCI's primary production activities are conducted at its Santa Clara, California facilities. Purchasing, mechanical assembly, burn-in, testing, final assembly, and quality assurance functions are performed at this facility. WCI also procures certain products and subassemblies through subcontractors. Products manufactured by WCI are warranted for periods of 90 days for software and one year for hardware.

  Components purchased by WCI are generally available from multiple suppliers. However, certain components may be available from sole sources. The inability to obtain certain components could require WCI to redesign or delay shipments of several of its data networking products. WCI has sought to establish close relationships with sole-source suppliers and/or to build up inventory of such components; however, there can be no assurance that production would not be interrupted due to the unavailability of components. WCI believes that its inventory levels of these components are adequate for its currently forecasted needs.

PATENTS, LICENSES AND RELATED MATTERS

  WCI relies on U.S. and foreign patents, copyrights, trademarks and trade secrets to establish and maintain proprietary rights in its technology and products. There can be no assurance that any of these patents would be upheld as valid if litigated. Although WCI believes that its patents and applications have value, it also believes that its competitive position depends primarily on the innovative skills, technological expertise and management abilities of its employees.

  Many of WCI's products are designed to include software or other intellectual property licensed from third parties. WCI actively seeks to license software that promotes the compatibility of its products with industry standards, including standard protocols and architectures. The loss of rights in software or other intellectual property licensed from a third party and designed into a particular product might disrupt or delay WCI's distribution of that product. Although it may be necessary in the future to seek or renew licenses relating to various aspects of its products, WCI believes that, based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms.

BACKLOG

  WCI manufactures its products based upon its forecast of the demand of its customers worldwide and maintains inventories of finished products in advance of receiving firm orders from its customers. Product orders are generally placed by the customer on an as-needed basis and products are usually shipped within one to four weeks after receipt of an order. Such orders generally may be canceled or rescheduled by the customer without significant penalty. Accordingly, WCI does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of actual sales in any succeeding period. At October 31, 1995, WCI backlog totaled $15.2 million, all of which is expected to be filled in fiscal 1996.

COMPETITION

  Data networking encompasses both on-premises (i.e., desktop connectivity devices, internetworking platforms and wiring hubs) and off-premises (i.e.,
WAN) technologies. WCI participates primarily in designing, manufacturing and marketing on-premises equipment, and is entering the off-premises point-of-presence market with its ENAS product. WCI's competitors typically compete in one or more segments of the data networking market. These companies are using their resources and technical expertise to improve and expand their product lines in an effort to gain market share. The industry recently has witnessed a wave of merger, acquisition and strategic partnering activity as many of these companies seek to provide broader networking solutions.

  Competition in the network systems business, formerly characterized by niche-based competitors focused on a single industry segment, is shifting toward more broad-based suppliers offering multiple product lines. This has been achieved through mergers and acquisitions, joint marketing agreements, and internally developed products. This industry consolidation, and the convergence of hub, switching and routing technologies on single platforms, will likely continue, intensifying competition among a small group of companies with broad product offerings. Principal competitors in the network systems products market include Bay Networks, Cabletron, 3Com, UB Networks and Cisco Systems.

  Several of WCI's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to WCI. There can be no assurance that WCI will be able to compete successfully in the future with existing or new competitors.

DISCONTINUED OPERATIONS

  In October 1991, the Company spun off its biotechnology business as BioWhittaker, Inc. In addition, since the beginning of the Company's divestiture program in 1989, the Company has sold its Anjac/Doron, Duall/Wind, Chemical Coatings, Heico Chemicals, Park Chemical, Ram Chemicals, Specialty Chemicals, Technibilt, Water Management, Whittaker Metals, Winters Industries and Yardney Electric Corporation units. The divestiture program has been substantially completed. Remaining to be divested is a 996-acre parcel of land formerly used, until 1987, by the Company's former Bermite division, a discontinued technology unit. The land is located in the City of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the city granted the entitlements necessary to develop this property as a mixed-use, residential, commercial, and light industrial development. The Company has reached agreement in principle with City staff on a development agreement with the City, which among other things, would extend the ten-year life of the entitlements to 20 years. In January 1996, the City Council granted preliminary approval to the agreement. Final approval is not expected before February 1996, but there can be no assurance that final approval will be obtained. See Note 3 to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about the parcel remaining to be divested.

ACQUISITIONS

  On April 24, 1995, the Company acquired the stock of Hughes LAN Systems, Inc., from Hughes Electronics Corporation for a purchase price consisting of $16.0 million in cash, subject to certain adjustments, a $15.0 million convertible subordinated note and deferred cash payments not to exceed $25.0 million. The deferred cash payments are payable over the years 1996 to 1999 and are based on the sales of WCI hubs, hub products, and derivatives. The subsidiary was renamed Whittaker Communications, Inc. The Company intends to continue its previously announced strategy of growth by selective acquisitions that complement the Company's existing businesses and product lines. See Note 2 to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding acquisitions.

ENVIRONMENTAL

  Compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon the capital expenditures, earnings or competitive position of the Company, nor is the Company estimating any material capital expenditures for environmental control facilities in fiscal 1996 or 1997.

EMPLOYEE RELATIONS

  As of October 31, 1995, the Company employed approximately 950 persons in its businesses, about 11% of whom were represented by labor organizations. The Company believes that it has generally good relations with its employees.

ITEM 2. PROPERTIES.

  The Company's corporate headquarters are located in its facilities in Simi Valley, California, which consist of approximately 276,000 square feet in three buildings owned by the Company. The Company owns a 30,000 square foot production facility in Colorado.

  The Company also leases three facilities in California which consist of approximately 305,000 square feet under leases that expire from March 1997 to January 1999. The Company has an option to renew certain of these leases for various terms. Approximately half of the square footage is used for manufacturing, engineering, and product development while the remainder is used for sales, marketing, and other general and administrative support.

  The Company also leases and occupies sales and technical support offices throughout the United States, as well as in Europe and Mexico.

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

  Where the Company does not qualify for such treatment, the Company's potential liability on a particular environmental matter could be significant, or the Company believes that the premium or multiplier for a de minimis settlement is unreasonable, the Company may elect to participate in the settlement or remediation activities as, or on the same basis as, a major party, generally paying its allocated share of remediation expenses and transaction costs as they are incurred, often over several years.

  In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and clean-up activities at facilities currently or formerly occupied by its operating units. In the most significant of these sites, the Company has "clean closed" 13 of 14 facilities regulated under the Resource Conservation and Recovery Act at its former Bermite division in Santa Clarita, California. The Company is currently working to close the 14th of such facilities and to complete an investigation of the entire property in anticipation of the development of the property for a planned mixed-use residential and commercial development.

  The Company's Denver, Colorado-based Power Storage Systems unit has been cited by the City of Denver for violations arising from its failure to have a waste water discharge permit for a sink used in the brazing operations of a satellite welding facility. The Company believes it has defenses to many of the allegations cited in the notice of violation from the City of Denver. Discussions with the City to settle this matter were successful during fiscal 1995. The Company and the City are completing documentation and implementation of the settlement, which is not expected to have a material adverse effect on the Company.

  In 1995, the Company made cash expenditures of approximately $1.4 million on environmental matters. This amount was charged to reserves for environmental contingencies which were previously established as part of the Company's divestiture and restructuring program for discontinued operations.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the names, ages and positions of the current executive officers of the Registrant.

   NAME                                 AGE              POSITIONS
   ----                                 ---              ---------
   Thomas A. Brancati..................  60 Chief Executive Officer, President,
                                             and Chief Operating Officer
   Jack C. Cannady.....................  63 Vice President
   Richard Levin.......................  45 Vice President, Chief Financial
                                             Officer and Secretary
   John K. Otto........................  41 Treasurer

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

  Mr. Otto joined Whittaker in 1983 as Whittaker's Manager of Banking and Cash. He was named Assistant Treasurer in 1986 and Treasurer in 1988.

  The term of office of each executive officer will expire at the next annual meeting of the Board of Directors, which is scheduled to be held March 22, 1996.

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

COMMON STOCKHOLDERS

  As of December 31, 1995 there were 5,498 registered holders of the Common
Stock.

COMMON STOCK PRICES

  The following table sets forth the high and low sales prices of the Common Stock during Whittaker's two most recent fiscal years.

                                                     QUARTER ENDED
                        ----------------------------------------------------------------------------
                           JANUARY 31           APRIL 30            JULY 31            OCTOBER 31
                        ----------------    ----------------    ----------------    ----------------
                         HIGH      LOW       HIGH      LOW       HIGH      LOW       HIGH      LOW
                        ------    ------    ------    ------    ------    ------    ------    ------
   1994................ 16 5/8    12        17 7/8    13 1/2    15 5/8    13 5/8    20        15 5/8
   1995................ 20 5/8    16 1/8    21 1/8    17 3/8    24 5/8    20        23 1/8    18

DIVIDENDS

  Dividends of $0.25 were declared on each share of Series D Preferred Stock, for each quarter of the Company's two most recent fiscal years. Dividends of $1.25 were declared on each share of the $5.00 Cumulative Convertible Preferred Stock ("$5.00 Preferred Stock") for each quarter of fiscal 1994 and for the first two quarters of fiscal 1995. On April 28, 1995, all of the outstanding shares of $5.00 Preferred Stock were redeemed or converted into Common Stock. No dividends have been declared on the Common Stock during the two most recent fiscal years.

  Under the Company's current credit facility with a group of banks, there are restrictions that materially limit the amount of cash dividends that may be paid on the Common Stock. The Company may pay cash dividends on the Common Stock if the Company satisfies a minimum tangible net worth requirement and meets a cash flow test measured at the end of the fiscal quarter immediately preceding the payment of the dividend, and the cumulative amount of all cash dividends paid on the Common Stock does not exceed $100,000 plus 20% of the net income of the Company determined on a cumulative basis from January 30, 1995 through the end of the fiscal quarter immediately preceding the payment of the dividend. In the foreseeable future, in light of the Company's strategy of using earnings from operations to fund growth internally and by selective acquisitions, the Company's present intention is to refrain from paying cash dividends on the Common Stock even if the Company is able to do so under its current credit facility. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further description of the Company's credit facility.

TRANSFER AGENT AND REGISTRAR FOR COMMON STOCK

  CHEMICAL MELLON SHAREHOLDER SERVICES
  Four Station Square
  Third Floor
  Pittsburgh, Pennsylvania 15219

RIGHTS AGENT FOR SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK PURCHASE
RIGHTS

  MELLON BANK N.A.
  Post Office Box 444
  Pittsburgh, Pennsylvania 15230

ITEM 6. SELECTED FINANCIAL DATA.

                             WHITTAKER CORPORATION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     1995     1994     1993      1992     1991
                                   -------- -------- --------  -------- --------
SUMMARY OF OPERATIONS
Sales............................  $159,479 $126,448 $115,386  $159,915 $158,510
Income from continuing opera-
 tions, before
 accounting change...............  $  7,865 $ 10,061 $  7,698  $ 13,377 $ 11,374
Cumulative effect of accounting
 change..........................       --       --  $  1,512       --       --
Income (loss) from discontinued
 operations......................       --       --  $ (1,954) $  2,300 $ 11,201
Net income.......................  $  7,865 $ 10,061 $  7,256  $ 15,677 $ 22,575
Earnings (loss) per share
  Continuing operations, before
   accounting change.............  $    .82 $   1.06 $    .81  $   1.42 $   1.27
  Accounting change..............       --       --       .16       --       --
  Discontinued operations........       --       --      (.21)      .24     1.26
  Net income.....................  $    .82 $   1.06 $    .76  $   1.66 $   2.53
Average common and common equiva-
 lent shares outstanding (in
 thousands)......................     9,625    9,502    9,491     9,407    8,884
Dividends per common share.......       --       --       --        --       --
OTHER DATA
Working capital..................  $ 73,501 $ 79,983 $ 73,924  $ 85,926 $ 58,969
Total assets.....................  $250,959 $209,307 $201,869  $218,279 $199,344
Long-term debt...................  $ 70,694 $ 54,742 $ 56,782  $ 66,644 $ 54,920
Stockholders' equity.............  $102,424 $ 93,950 $ 83,748  $ 75,200 $ 58,470
Current ratio....................    2.46:1   3.18:1   2.77:1    2.74:1   2.10:1
Capital additions................  $  6,400 $  2,500 $  1,300  $  2,200 $  2,000
Stockholders of record...........     5,500    5,700    7,100     8,500    8,800

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

 Comparison of 1995 to 1994

  Sales for the Company for fiscal 1995 were $159.5 million, an increase of $33.0 million (26.1%) over fiscal 1994. Sales increased in 1995 largely as a result of the Company's acquisitions of a data networking and communications business in April 1995, which contributed $30.5 million to 1995 sales, and an aerospace business in March of 1994. In the aggregate, the acquired businesses and product lines accounted for $52.3 million of 1995 sales, compared to $10.5 million in 1994, reflecting the implementation of the Company's previously announced strategy of growth by selective acquisitions to complement the Company's existing businesses and product lines. Management expects that the acquired businesses and product lines will contribute to sales in fiscal 1996 at least at the annual rate at which they contributed in fiscal 1995.

  The acquisitions offset decreases in government sales and termination claims. In the first quarter of 1994, $4.0 million of sales were recognized related to the partial settlement of a termination claim against a defense electronics products customer. An additional, final settlement of $1.1 million was recognized in the second quarter of 1995.

  The Company has been able to achieve increased sales of its aircraft fluid and pneumatic control devices over the past three years despite relatively low new aircraft build rates. Increased emphasis has been placed on expanding sales from overhaul repairs, retrofits, upgrades and spare components to end-users such as airlines, cargo carriers, maintenance stations, military bases and government agencies. New aircraft production now appears to be on the rise, which may further contribute to an improved business climate for these Company products. The Company has also positioned itself for continued growth in the Aerospace segment by expanding its product offerings through acquisitions and growth in related markets, including fire and overheat detection equipment and industrial markets. During fiscal 1995, the Company also marketed its aircraft fluid control and other aerospace products to manufacturers of industrial, land-based gas turbines, which are similar to jet engines. The Company intends to continue to do so.

  A reduced United States defense budget has contributed to both the decline in sales to the U.S. government and delays in the receipt of new contract bookings in the Aerospace segment. The outlook for future sales is difficult to predict given the uncertainties related to the defense budget and related reductions and terminations of U.S. Government defense contracts. Any negative effect on Aerospace segment sales related to this uncertainty may be offset in the future by contracts for new, technologically advanced electronic defense systems, new commercial products, and sales of aerospace and electronic products into industrial markets. Thus, past Company performance may not be a reliable indicator of future performance.

  Gross margin for the Company increased in fiscal 1995 to $69.5 million, or 43.6% of sales, from $53.2 million, or 42.0% of sales in fiscal 1994. Gross margin for the Communications segment was 44.5% in fiscal 1995. Gross margin for the Aerospace segment increased to 43.4% of sales from 42.0% of sales in fiscal 1994. Affecting the comparability of the years are three items which had a net positive impact of $5.0 million on Aerospace gross margin in 1995, compared to $4.1 million in 1994. The first item is recognition in 1995 of $1.8 million of gross margin related to the Company's insurance claim for earthquake damage brought about by the January 17, 1994 Northridge, California earthquake. The second item is recognition in 1995 of $2.1 million of gross margin related to the Company's defined benefit pension plan, while related gross margin in 1994 was $0.6 million. This actuarially determined pension income is the result of an expected return on plan assets which exceeded the interest cost on the projected benefit obligation. The last item is a termination claim settlement which contributed $1.1 million of gross margin in 1995, compared to $3.5 million in 1994. When the effects of these items are removed from both years, Aerospace segment gross margin as a percentage of sales is 40.4% in 1995 compared to 40.1% in 1994.

  Engineering expenses for the Company as a percentage of sales increased to 4.9% in 1995 from 2.2% in 1994. This increase is due to the inclusion of six months of results of the Communications segment in 1995. Management expects engineering expenses as a percentage of sales to increase further in fiscal 1996 to reflect full year operating results of the Communications segment. Engineering expenses as a percentage of sales in the Aerospace segment increased to 2.7% in 1995, from 2.2% in 1994, due to up-front costs related to its industrial business product lines.

  Selling, general and administrative expenses for the Company as a percentage of sales increased to 24.8% in 1995 from 24.1% in 1994. In 1995, the Aerospace segment received a $1.3 million earthquake recovery which was reflected as a reduction in selling, general and administrative expenses. Excluding the effects of the termination claim included in 1994 and 1995 revenues, as well as the earthquake recovery in 1995, the Aerospace segment's selling, general and administrative expenses as a percentage of sales increased to 19.5% in 1995 from 19.3% in 1994. The Communications segment of the business spends more on salespeople and marketing programs, as a percentage of sales, than the Aerospace segment. Consequently, the inclusion of six months of Communications segment results has increased the overall percentage for the Company. Management expects selling, general, and administrative expenses to increase further in fiscal 1996 to reflect full year operating results of the Communications segment.

  During the second quarter of 1995, concurrent with the acquisition of WCI, a charge to earnings was recorded related to acquired in-process research and development. The effect was to reduce net income for the second quarter and the year by $1.9 million, or $0.20 per share. During the third quarter of 1995, a charge to earnings was recorded to reflect restructuring actions at WCI, along with expenses associated with combining a substantial portion of the Company's Beaverton, Oregon operation into the WCI operation in Santa Clara, California. The effect was to reduce net income for the third quarter and year by $0.2 million, or $0.02 per share.

  Interest expense increased to $5.9 million for fiscal 1995 from $4.0 million in fiscal 1994 primarily as a result of higher interest rates and incremental debt from the purchase of WCI.

 Comparison of 1994 to 1993

  Sales for fiscal 1994 increased 9.6% to $126.4 million from fiscal 1993 sales of $115.4 million. Sales increased in 1994 in part as a result of the Company's acquisition of a telecommunications business in July 1993, two aircraft fluid control product lines in the fourth quarter of fiscal 1993, and an aerospace business in March of 1994. The acquisitions offset decreases in government sales. In the aggregate, the acquired businesses and product lines accounted for $27.5 million of 1994 sales, compared to $1.7 million in 1993. The aerospace business acquired in March 1994 contributed $10.5 million to 1994 sales.

  The increased sales in fiscal 1994 also included the recognition of $4.0 million of sales during the first quarter of 1994 related to the partial settlement of a termination claim against a defense electronics products customer. Sales of defense electronics products were adversely affected during the first and second quarters of fiscal 1994 by the January 17 Northridge, California earthquake and by delays in the receipt of new contract bookings.

  Gross margin increased in fiscal 1994 to $53.2 million, or 42.0% of sales, from $44.2 million, or 38.3% of sales in fiscal 1993. The increase was due primarily to a product mix that included a higher portion of after-market aircraft fluid control products. Also contributing to the increase in gross margin in 1994 was $3.5 million of gross margin resulting from the partial termination claim settlement described above, under which the Company recorded as revenue $4.0 million, with an associated cost of sale of $0.5 million. The increase in gross margin was offset partially by lower margins in radio frequency/survivability products resulting primarily from a higher mix of cost-plus contracts in 1994 compared to 1993 and, to some degree, from the effects of the interruption of the business and damage caused by the January 17 Northridge, California earthquake.

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

 General

  In fiscal 1995, 1994, and 1993, approximately 34%, 49%, and 68%, respectively, of the Company's sales were directly or indirectly attributable to the United States Government. All of these sales, with the exception of a minor amount in 1995, relate to the Aerospace segment. Companies engaged in supplying military equipment to the United States Government are subject to competition, changes in the continuing availability of Congressional appropriations, changes in contract timing and scheduling, complexity of designs and the potential for obsolescence, and other changes which may result from world events. A loss of Government business, although not anticipated by the Company, could have a material adverse effect on the Company's operations.

  In August 1994, the Company was awarded a $10.9 million cost-reimbursement contract from the United States Army to develop three new versions of the Company's previously developed battlefield electronic countermeasures system, capable of detonating incoming artillery and mortar rounds, designated the Shortstop Electronic Protection System ("SEPS"). During 1995, the Company met performance requirements and developed three full scale SEPS development models. The contract did not contribute a material amount of revenue to the Company in 1995, but successful development of the new SEPS versions slated for delivery starting late in fiscal 1996 could, subject to all of the risks and uncertainties that apply to military procurement generally, as discussed above, result in subsequent SEPS production contracts, which could then have a material effect on the Company's sales. There can be no assurance, however, whether or when any such contracts would be awarded.

  The Company is discussing with various foreign governments the potential sale and installation of a Company-designed radar system that detects tactical ballistic missiles and allows early warning for the civilian population and for deployment of weapons. There are currently no firm commitments for the system at this date. If the discussions result in an agreement, annual sales of defense electronics products could increase materially. Because of the uncertainties of the military procurement processes of foreign governments, the need for the foreign government to provide budget authority for the potential procurement, and all the uncertainties that apply to military procurement generally, as discussed above, there can be no assurance that an agreement will be reached or, if reached, what the contract price would be.

FINANCIAL CONDITION

  At October 31, 1995, the Company's debt totaled $76.7 million, which consisted of $29.5 million of loans under a revolving bank credit facility, $31.3 million under a bank term loan, a $15.0 million convertible subordinated note, and $0.9 million of other debt. In addition, there were $12.9 million of letters of credit outstanding under the revolving credit facility. On January 24, 1995, the Company and a group of banks entered into a credit agreement which consists of a $65.0 million revolving credit facility with a three-year term expiring in January 1998 and a term loan that is being repaid in quarterly installments over five years. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the agent bank's prime rate. The annual interest rate based on LIBOR may range between LIBOR plus 1.0% and LIBOR plus 1.875%, and the annual interest rate based on the prime rate may range between prime and prime plus 0.50%. The agreement includes financial covenants with respect to financial leverage, cash flow, and tangible net worth. Proceeds from the credit facility were used at closing to repay $55.5 million of loans outstanding under a prior credit facility and will be used in the future to fund working capital and acquisitions.

  The Company's ratio of long-term debt, including the current portion, to capitalization (stockholders' equity plus debt) was 42.8% at October 31, 1995, compared to 39.1% at the end of 1994. While stockholders' equity increased by $8.5 million for the year, reflecting a $7.9 million contribution from 1995 net income and $0.6 million from net exercises of employee stock options and related tax benefits, debt increased by $16.5 million. This increase in debt resulted from the additional debt used to finance the acquisition of WCI, which was partially offset by cash from operations.

  Cash flow provided by operations in fiscal 1995 was $20.8 million, compared to $21.6 million in fiscal 1994. The reduction in operating cash flow in 1995 compared to 1994 resulted from the buildup of recoverable income taxes not yet received in cash, which caused a $4.8 million decrease, and a decrease in net income of $2.2 million. These reductions were substantially offset by increased cash flows from operating assets and liabilities and an increase in non-cash expenses. Cash used in investing activities was $39.5 million in fiscal 1995, which included $31.0 million for the acquisition of WCI and capital expenditures of $6.4 million. During fiscal 1994, the Company used cash of $13.0 million to make acquisitions and had capital additions of $2.5 million. Cash flow provided by financing activities was $15.4 million in fiscal 1995, primarily the result of the issuance of a convertible subordinated note to finance the acquisition of WCI, while $2.6 million of cash was used in fiscal 1994, primarily to reduce debt.

  The Company expects to receive a net income tax refund of $5.2 million, plus interest of approximately $5 million, under an agreement reached with the Internal Revenue Service closing the audit of the Company's 1987 and 1988 income tax returns. The refund is subject to approval by the Congressional Joint Committee on Taxation, which is not expected until the second quarter of fiscal 1996.

  Included in accounts receivable at the end of fiscal 1995 are no significant claims related to certain United States Government prime contracts and subcontracts compared to $5.6 million at the end of fiscal 1994. An additional claim of $1.6 million is included in other assets at the end of fiscal 1995. These claims have been recorded in accordance with generally accepted accounting principles to the extent of contract costs incurred. These costs were incurred in connection with customer caused delays and disruptions, errors in technical data, a partial termination for convenience and other unanticipated causes. These claims were filed for amounts aggregating $13.7 million at October 31, 1995, compared to $31.8 million at year-end 1994, substantially in excess of amounts recorded. While the outcome of these claims presently cannot be determined, in the opinion of the Company and its counsel the recorded amount is a reasonable estimate of the minimum amount expected to be collected. These claims are subject to negotiation and audit by the U.S. Government, the prime contractor customer, or both, and are presently at various stages of negotiation, litigation or appeal.

  During the third quarter of fiscal 1994, the Company submitted a claim to its insurance carriers to recover the costs of repair and replacement of assets and for the costs of business interruption brought about by the January 17 Northridge, California earthquake. A final settlement in the amount of $8.3 million was reached in the third quarter of fiscal 1995, and full payment has been received.

  Capital expenditures for fiscal 1995 were $6.4 million, compared to $2.5 million in fiscal 1994 and $1.3 million in fiscal 1993. The increase in fiscal 1995 reflects various costs associated with the relocation of the Company's headquarters office from leased space into an existing owned manufacturing facility, as well as upgrades to engineering equipment. At October 31, 1995, there were approximately $0.5 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditures are subject to limitations by covenants contained in the Company's credit agreement. It is anticipated that the amounts under the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

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

  As a result primarily of the activities of its discontinued operations, the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA). See further discussion in Item 3 of this Form 10-K.

  See Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information regarding commitments and contingencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Whittaker Corporation

  We have audited the accompanying consolidated balance sheets of Whittaker Corporation as of October 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whittaker Corporation at October 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Note 7 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

                                          ERNST & YOUNG LLP

Los Angeles, California
December 14, 1995

                             WHITTAKER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     FOR THE YEARS ENDED
                                                         OCTOBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS
                                                     EXCEPT FOR PER SHARE
                                                           AMOUNTS)
Sales............................................ $159,479  $126,448  $115,386
Costs and expenses
  Cost of sales..................................   89,974    73,286    71,139
  Engineering and development....................    7,741     2,720     1,700
  Selling, general and administrative............   39,608    30,429    26,835
  Acquired in-process research and development...    3,250       --        --
  Restructuring costs............................      382       --        --
                                                  --------  --------  --------
Operating income.................................   18,524    20,013    15,712
Interest expense.................................   (5,897)   (3,967)   (3,731)
Interest income..................................      568       568       712
Other expense....................................     (169)      (82)     (181)
                                                  --------  --------  --------
Income from continuing operations before provi-
 sion for taxes and
 cumulative effect of accounting change..........   13,026    16,532    12,512
Provision for taxes..............................    5,161     6,471     4,814
                                                  --------  --------  --------
Income from continuing operations before cumula-
 tive effect of accounting change................    7,865    10,061     7,698
Cumulative effect as of November 1, 1992 of
 change in method of
 accounting for income taxes.....................      --        --      1,512
Loss from discontinued operations................      --        --     (1,954)
                                                  --------  --------  --------
Net income....................................... $  7,865  $ 10,061  $  7,256
                                                  ========  ========  ========
Earnings per share
  Continuing operations before cumulative effect
   of accounting change.......................... $   0.82  $   1.06  $   0.81
  Cumulative effect of accounting change.........      --        --       0.16
  Loss from discontinued operations..............      --        --      (0.21)
                                                  --------  --------  --------
  Net income..................................... $   0.82  $   1.06  $   0.76
                                                  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              AT OCTOBER 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
CURRENT ASSETS
Cash........................................................ $    161  $  3,507
Receivables.................................................   65,394    65,292
Inventories.................................................   39,518    32,013
Prepaid expenses............................................    2,053     2,475
Income taxes recoverable....................................    1,452        66
Deferred income taxes.......................................   15,151    13,395
                                                             --------  --------
  Total Current Assets......................................  123,729   116,748
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements..................................    5,770     6,426
Buildings and improvements..................................   27,503    27,742
Equipment...................................................   44,381    34,729
Construction in progress....................................      405     1,376
                                                             --------  --------
                                                               78,059    70,273
Less accumulated depreciation and amortization..............  (36,641)  (33,506)
                                                             --------  --------
                                                               41,418    36,767
                                                             --------  --------
OTHER ASSETS
Goodwill, net of amortization...............................   33,414    19,604
Other intangible assets, net of amortization................   10,585     2,336
Notes and other noncurrent receivables......................    4,218     3,682
Other noncurrent assets.....................................   10,480     4,681
Assets held for sale........................................   27,115    25,489
                                                             --------  --------
                                                               85,812    55,792
                                                             --------  --------
                                                             $250,959  $209,307
                                                             ========  ========


        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                AT OCTOBER 31,
                                                               -----------------
                                                                 1995     1994
                                                               -------- --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
CURRENT LIABILITIES
Current maturities of long-term debt.......................... $  6,048 $  5,540
Accounts payable..............................................   14,650   10,713
Accrued liabilities...........................................   29,530   20,512
                                                               -------- --------
  Total Current Liabilities...................................   50,228   36,765
                                                               -------- --------
OTHER LIABILITIES
Long-term debt................................................   70,694   54,742
Other noncurrent liabilities..................................   11,340   11,880
Deferred income taxes.........................................   16,273   11,970
                                                               -------- --------
  Total Other Liabilities.....................................   98,307   78,592
                                                               -------- --------
Commitments and contingencies (Notes 3, 9, and 10)
STOCKHOLDERS' EQUITY
Capital Stock:
  Preferred Stock, par value $1 per share, authorized
   5,000,000 shares--
   $5.00 Cumulative Convertible Preferred Stock, outstanding 0 shares at
    October 31, 1995 and 2,185 shares at October 31, 1994.....      --         2
   Series D Participating Convertible Preferred Stock, out-
    standing 895.18 shares at October 31, 1995 and October 31,
    1994......................................................        1        1
  Common Stock, authorized 40,000,000 shares--
   Par value, $.01 per share, outstanding 8,588,982 shares at
    October 31, 1995 and 8,486,174 shares at October 31, 1994.       86       85
Additional paid-in capital....................................   19,261   17,787
Retained earnings.............................................   83,076   76,075
                                                               -------- --------
  Total Stockholders' Equity..................................  102,424   93,950
                                                               -------- --------
                                                               $250,959 $209,307
                                                               ======== ========



        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE YEARS ENDED
                                                          OCTOBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Continuing Operations--
  Net income.....................................  $  7,865  $ 10,061  $  7,698
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization................     8,065     5,658     5,078
    Net periodic pension cost (income)...........    (2,720)     (782)    1,363
    Acquired in-process research and development.     3,250       --        --
    Income taxes recoverable.....................    (1,386)    3,416    (3,482)
    Deferred taxes...............................     2,899     2,913       (24)
    Cumulative effect of accounting change.......       --        --      1,512
    Changes in operating assets and liabilities:
      Receivables................................     8,860     5,555    24,521
      Inventories and prepaid expenses...........      (427)   (2,372)    2,305
      Accounts payable and other liabilities.....    (5,650)   (2,889)  (23,541)
                                                   --------  --------  --------
  Total from continuing operations...............    20,756    21,560    15,430
                                                   --------  --------  --------
Discontinued Operations--
  Net loss.......................................       --        --     (1,954)
                                                   --------  --------  --------
Net cash provided by operating activities........    20,756    21,560    13,476
                                                   --------  --------  --------
INVESTING ACTIVITIES
Businesses acquired..............................   (31,013)  (12,992)  (12,969)
Business sold....................................       --        --      3,519
Purchase of property, plant and equipment........    (6,376)   (2,545)   (1,297)
Collections of notes receivable..................     1,147     2,553        52
Increase in assets held for sale.................    (1,626)     (851)      --
Other items, net.................................    (1,631)   (1,748)    1,252
                                                   --------  --------  --------
Net cash used by investing activities............   (39,499)  (15,583)   (9,443)
                                                   --------  --------  --------
FINANCING ACTIVITIES
Issuance of convertible subordinated debt........    15,000       --        --
Issuance of other debt...........................    56,960       --        --
Reduction of debt................................   (55,500)   (2,862)   (6,855)
Reduction (increase) in deferred debt costs......      (808)      119       492
Dividends paid...................................        (4)      (12)      (12)
Purchases of common stock........................    (1,094)      --        --
Proceeds from shares issued under stock option
 plans...........................................       843       115      (310)
                                                   --------  --------  --------
Net cash provided (used) by financing activities.    15,397    (2,640)   (6,685)
                                                   --------  --------  --------
Net increase (decrease) in cash..................    (3,346)    3,337    (2,652)
Cash at beginning of year........................     3,507       170     2,822
                                                   --------  --------  --------
Cash at end of year..............................  $    161  $  3,507  $    170
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest.......................................  $  5,079  $  3,780  $  5,515
                                                   ========  ========  ========
  Income taxes...................................  $  1,424  $  3,918  $  5,930
                                                   ========  ========  ========

        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1995

                                 (IN THOUSANDS)

                            PREFERRED
                              STOCK      COMMON STOCK   ADDITIONAL
                          -------------- --------------  PAID-IN   RETAINED
                          $5.00 SERIES D SHARES  AMOUNT  CAPITAL   EARNINGS   TOTAL
                          ----- -------- ------  ------ ---------- --------  --------
BALANCE AT NOVEMBER 1,
 1992...................   $ 2    $ 1    8,167    $82    $13,643   $61,472   $ 75,200
Net income..............    --     --      --      --        --      7,256      7,256
Cash dividends--pre-
 ferred stock...........    --     --      --      --        --        (12)       (12)
Shares issued under
 stock option plans.....    --     --      305      3      2,377    (2,690)      (310)
Income tax benefits from
 stock options
 exercised..............    --     --      --      --      1,614       --       1,614
                           ---    ---    -----    ---    -------   -------   --------
BALANCE AT OCTOBER 31,
 1993...................     2      1    8,472     85     17,634    66,026     83,748
Net income..............    --     --      --      --        --     10,061     10,061
Cash dividends--pre-
 ferred stock...........    --     --      --      --        --        (12)       (12)
Shares issued under
 stock option plans.....    --     --       14     --        115       --         115
Income tax benefits from
 stock options
 exercised..............    --     --      --      --         38       --          38
                           ---    ---    -----    ---    -------   -------   --------
BALANCE AT OCTOBER 31,
 1994...................     2      1    8,486     85     17,787    76,075     93,950
Net income..............    --     --      --      --        --      7,865      7,865
Cash dividends--pre-
 ferred stock...........    --     --      --      --        --         (4)        (4)
Conversion of preferred
 stock..................    (2)    --        4     --         (7)      --          (9)
Shares issued under
 stock option plans.....    --     --      154      1        842       --         843
Purchases of common
 stock .................    --     --      (55)    --       (225)     (860)    (1,085)
Income tax benefits from
 stock options
 exercised..............    --     --      --      --        864       --         864
                           ---    ---    -----    ---    -------   -------   --------
BALANCE AT OCTOBER 31,
 1995...................   $--    $ 1    8,589    $86    $19,261   $83,076   $102,424
                           ===    ===    =====    ===    =======   =======   ========


        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (B) Inventories: Inventories are stated at the lower of cost or market. Cost has been determined principally on the first-in, first-out (FIFO) method. Inventories consisted of the following:

                                                                 OCTOBER 31,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
      Raw materials........................................... $23,518  $18,391
      Work in process.........................................  11,500   11,643
      Finished goods..........................................   3,332    1,174
      Costs relating to long-term contracts...................   2,287      805
      Unliquidated progress billings..........................  (1,119)     --
                                                               -------  -------
                                                               $39,518  $32,013
                                                               =======  =======

  (C) Intangibles: Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Other intangible assets principally relate to acquired intangibles and include patents, technology, and customer lists. Amortization is recorded on a straight-line basis, generally over periods ranging from 5 to 15 years.

  Accumulated amortization of goodwill and of other intangible assets at October 31, 1995 amounted to $2,722,000 and $6,906,000, respectively, and at October 31, 1994 amounted to $1,852,000 and $5,858,000, respectively.

  (D) Property and Depreciation: Property, plant and equipment is recorded at cost. Depreciation is computed principally by use of the straight-line method based upon the estimated useful lives of such assets, ranging from four to thirty years. Depreciation of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the leases.

  (E) Revenue Recognition: For the majority of its operations, the Company recognizes revenues upon shipment of its product or upon completion of the services it renders. The Company accrues estimated warranty and installation costs at the time of shipment. The Company generally uses the percentage-of-completion method for recognition of revenues and profits on significant long-term contracts.

  (F) Engineering and Development Costs: Company-sponsored engineering and development costs are expensed as incurred. Costs related to engineering and development contracts are included in inventory and charged to cost of goods sold upon recognition of related revenue.

  (G) Earnings Per Share: Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods, after deducting from net income the dividend requirements on the $5.00 Cumulative Convertible Preferred Stock. Common stock equivalents include Series D Participating Convertible Preferred Stock and dilutive employee stock options, calculated using the treasury stock method.

  Fully diluted earnings per share include the additional potential dilutive effect of employee stock options. The inclusion of additional shares assuming the conversion of the convertible subordinated debt would have been antidilutive. Fully diluted earnings per share are not presented because the calculations result in dilution of less than 3%.

  (H) Reclassification: Certain previously reported amounts have been reclassified to conform to the current period presentation.

                             WHITTAKER CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  (I) New Accounting Standard: In March of 1995, the Financial Accounting Standards Board issued a new standard, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). The Company will not be required to adopt this standard until the first quarter of fiscal 1997. The Company does not expect adoption of this standard to have a material effect on its consolidated financial statements.

NOTE 2. ACQUISITIONS

  On April 24, 1995, the Company acquired all of the stock of Hughes LAN Systems, Inc., a subsidiary of Hughes Electronics Corporation. The subsidiary was renamed Whittaker Communications, Inc. ("WCI") and is a designer and manufacturer of high speed switching and Asynchronous Transfer Mode ("ATM") compatible local area network communication hubs and network management software systems. WCI was acquired for a purchase price of $16.0 million in cash, subject to certain adjustments, and a $15.0 million convertible subordinated note. The 7% convertible subordinated note is due on May 1, 2005, and is convertible to the Company's common stock at a price of $24.25 per share. The agreement also provides for contingent deferred payments, not to exceed $25 million, over the years 1996 to 1999 based on future sales of WCI's hub products and derivatives.

  The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. Goodwill amounted to $14.2 million, which will be amortized on a straight-line basis over twenty years. Other intangible assets which resulted from the acquisition include developed technology with a value of $3.3 million and a customer list with a value of $5.6 million which will be amortized on a straight-line basis over periods ranging from five to fifteen years. Acquired in-process research and development valued at $3.3 million was expensed at the acquisition date. The Company also assumed liabilities of $18.1 million at the acquisition date.

  The accompanying consolidated statements of income reflect the operating results of WCI since the effective date of the acquisition. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods, after giving effect to certain pro forma adjustments, including additional amortization expense as a result of goodwill and other intangible assets, increased interest expense on acquisition debt, and related tax effects. The pro forma results are summarized below (in thousands except per share amounts):

                                                                1995     1994
                                                              -------- --------
      Net sales.............................................. $181,455 $170,269
      Net income.............................................    4,029   (1,728)
      Earnings (loss) per share..............................     0.42    (0.20)

  These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

  The Company acquired other businesses for $13.0 million in cash during each of fiscal 1994 and fiscal 1993. The acquisitions were accounted for under the purchase method, and in the year of acquisition the results of operations for 1994 and 1993 include sales of $10.5 million and $1.7 million, respectively, related to these businesses. These acquisitions resulted in goodwill of $5.6 million and $6.9 million in 1994 and 1993, respectively.

NOTE 3. DISCONTINUED OPERATIONS

  The 1993 loss from discontinued operations consists of pretax charges of $3.5 million as settlement of a patent infringement case and a $0.7 million provision for ongoing costs related to previously discontinued

                             WHITTAKER CORPORATION

NOTE 3. DISCONTINUED OPERATIONS--(CONTINUED)

operations, partially offset by the receipt of $1.0 million of interest related to the resolution of tax issues associated with previously discontinued operations. The tax benefit relating to the loss from discontinued operations was $1.2 million.

  Assets held for sale at October 31, 1995 and October 31, 1994 include $25.1 million and $23.7 million, respectively, of land formerly used by a discontinued technology unit. The Company has obtained entitlements--the right granted by political authorities to develop real property--for the land. Assets held for sale are carried at the lower of cost or net realizable value.

  In connection with the discontinuance of various businesses, the Company remains liable for certain retained obligations and for certain future claims, principally environmental and product liability. The noncurrent portion of such items is included in "Other Noncurrent Liabilities" in the balance sheet.

NOTE 4. RECEIVABLES

  Receivables consisted of the following:

                                                                 OCTOBER 31,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
      Trade accounts receivable--billed....................... $38,303  $30,107
      Trade accounts receivable--unbilled.....................  25,457   33,867
      Other receivables.......................................   2,810    2,619
      Allowance for doubtful accounts.........................  (1,176)  (1,301)
                                                               -------  -------
      Total receivables....................................... $65,394  $65,292
                                                               =======  =======

  Unbilled receivables represent recoverable costs and accrued profits, not billable to customers at the balance sheet date, which are generally billable upon product delivery and acceptance and/or completion of milestones. All amounts are reduced by appropriate progress billings. Amounts representing retainages under contracts are not material. Claims subject to further negotiations and which may not be collected within one year are not significant at October 31, 1995. A claim in the amount of $1.6 million which was included in unbilled receivables at October 31, 1994, has been reclassified to other long-term assets in 1995 because resolution is not expected within the next year.

NOTE 5. LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                          OCTOBER 31,
                                               ---------------------------------
                                                     1995             1994
                                               ---------------- ----------------
                                                        (IN THOUSANDS)
                                                       INTEREST         INTEREST
                                               AMOUNT    RATE   AMOUNT    RATE
                                               ------- -------- ------- --------
Borrowings under revolving credit facility...  $29,500   7.6%   $42,500   6.1%
Borrowings under term loan...................   31,250   7.5%    16,500   6.4%
Other note, payable semiannually to 1999,
 with interest at the lesser of 10% or 65% of
 prime.......................................      659   5.7%       859   5.0%
7% convertible subordinated note due May 1,
 2005 (Note 2)...............................   15,000   7.0%       --    --
Capitalized lease obligations payable in va-
 rying monthly or quarterly installments
 through 1999, with interest rates ranging to
 9.67% (Note 9)..............................      333   8.8%       423   8.8%
                                               -------          -------
                                                76,742           60,282
Less current maturities......................    6,048            5,540
                                               -------          -------
                                               $70,694          $54,742
                                               =======          =======

                             WHITTAKER CORPORATION

NOTE 5. LONG-TERM DEBT--(CONTINUED)

  Maturities of long-term debt are as follows for the periods stated:

             YEAR ENDING
             OCTOBER 31                 (IN THOUSANDS)
             -----------                --------------
             1996......................    $ 6,048
             1997......................      7,057
             1998......................     37,567
             1999......................      8,820
             2000......................      2,250

  On January 24, 1995, the Company and a group of banks entered into a credit agreement which consists of a $65.0 million revolving credit facility with a three-year term expiring in January 1998 and a term loan that is being repaid in quarterly installments over five years. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the agent bank's prime rate. The annual interest rate based on LIBOR may range between LIBOR plus 1.0% and LIBOR plus 1.875%, and the annual interest rate based on the prime rate may range between prime and prime plus .50%. The Company is obligated to pay letter of credit fees which may range between .625% per annum and 2.0% per annum on the aggregate amount of outstanding letters of credit, and commitment fees which may range between .25% per annum and .375% per annum on the unused amount of the revolving credit facility. The agreement includes financial covenants with respect to financial leverage, cash flow, and tangible net worth. Proceeds from the credit facility were used to pay off and cancel a prior credit facility and will be used going forward to fund working capital and acquisitions. The Company's obligations under the credit agreement are secured by shares of stock of subsidiaries of the Company, accounts receivable, inventory, and other assets of the Company and its subsidiaries.

  On April 24, 1995, the Company issued a $15 million 7.0% convertible subordinated note to Hughes Electronics Corporation, with a scheduled maturity on May 1, 2005. The note is convertible at the option of the holders into common stock of the Company at a conversion price of $24.25 per share, interest is payable semiannually, and the note is redeemable, at the option of the Company, at any time with no premium. The note prohibits the Company from paying dividends or redeeming its capital stock if its tangible net worth is less than $15 million.

  At October 31, 1995, there were $12.9 million of letters of credit outstanding under the revolving credit facility.

NOTE 6. CAPITAL STOCK

  On April 28, 1995, all the outstanding shares of $5.00 Cumulative Convertible Preferred Stock were either redeemed or converted into Common Stock. Each share of the $5.00 Cumulative Convertible Preferred Stock was voting, cumulative and convertible into 1.854 shares of Common Stock plus $74.16 in cash, was redeemable, at the Company's option, at $100 per share and was entitled to preference of $100 per share upon voluntary liquidation and $50 per share upon involuntary liquidation. Each share of Series D Participating Convertible Preferred Stock is nonvoting, cumulative and, in connection with a qualifying transfer, convertible into 326.531 shares of Common Stock. Holders of the Series D Participating Convertible Preferred Stock, of which there is presently only one, are entitled to a $1.00 per share liquidation preference and to the greater of $.25 per share per quarter or any dividends paid in respect of the number of shares of Common Stock underlying each share of Series D Participating Convertible Preferred Stock. The Board of Directors is authorized to issue preferred stock in series, to fix dividend rates, conversion rights, voting rights, rights and terms of redemption and liquidation preferences, and to increase or decrease the number of shares of any series.

                             WHITTAKER CORPORATION

NOTE 6. CAPITAL STOCK--(CONTINUED)

  Common Stock reserved for issuance at October 31, 1995 was as follows:

                                                                     SHARES IN
                                                                     THOUSANDS
                                                                     ---------
   For conversion of Series D Participating Convertible Preferred
    Stock...........................................................     292
   For stock options................................................   2,457
   For conversion of 7% subordinated note...........................     619
                                                                       -----
                                                                       3,368
                                                                       =====

  On December 16, 1994, the Board of Directors adopted, and on March 24, 1995, the shareholders approved, an amendment to the Whittaker Corporation Long-Term Stock Incentive Plan (1989) (the "1989 Plan"), that increased from 1,000,000 to 2,000,000 the number of shares of Common Stock of the Company which may be made subject to stock options and other awards authorized by the 1989 Plan.

  The Company had reserved 2,456,903 shares of Common Stock at October 31, 1995 for future issuances under the 1989 Plan, as well as a prior stock option plan for employees, and a non-employee director stock option plan. Options to purchase Common Stock generally are conditioned upon continued employment, expire from five to ten years after the grant date, and become exercisable in whole or in part either commencing with the second year or upon the attainment of certain predetermined goals, or both. The following information for the three years ended October 31, 1995 relates to options granted from 1981 through 1995 under the plans.

                                                       OPTIONS
                                                     OUTSTANDING   PRICE RANGE
                                                     ------------ --------------
                                                     IN THOUSANDS
Balance, October 31, 1992...........................    1,467      2.41 to 12.94
  Options granted...................................      325     12.00 to 15.06
  Options canceled or expired.......................      (69)     5.24 to 14.50
  Options exercised.................................     (472)     2.41 to 12.00
                                                        -----
Balance, October 31, 1993...........................    1,251      2.41 to 15.06
  Options granted...................................      191     14.19 to 16.37
  Options canceled or expired.......................      (61)     6.32 to 16.37
  Options exercised.................................      (14)     4.10 to 15.06
                                                        -----
Balance, October 31, 1994...........................    1,367      2.41 to 16.37
  Options granted...................................      544     18.00 to 22.50
  Options canceled or expired.......................      (35)    15.06 to 22.25
  Options exercised.................................     (154)     3.82 to 18.63
                                                        -----
Balance, October 31, 1995...........................    1,722      2.41 to 22.50
                                                        =====

  At October 31, 1995, options for 1,143,777 shares were exercisable.

  The Company also had reserved 618,557 shares of Common Stock at October 31, 1995 for possible conversion of the 7% convertible subordinated note at the option of the holders.

  The Company's Stockholder Rights Plan gives each holder of the Company's Common Stock one right for each share of Common Stock held. Each right entitles the holder to purchase from the Company 1/100 of a share of a new series of the Company's preferred stock (Series A Participating Cumulative Preferred Stock) at an exercise price of $125 per 1/100 of a share. The rights will become exercisable and will detach from the Common Stock 10 days after any person or group acquires 25% or more of the Company's Common

                             WHITTAKER CORPORATION

NOTE 6. CAPITAL STOCK--(CONTINUED)

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

  The Company may redeem the rights at $.01 per right at any time until the tenth day after any person or group has acquired 25% or more of its Common Stock. The rights will expire November 29, 1998, unless earlier redeemed. The Stockholder Rights Plan may be supplemented or amended at the direction of the Company without the approval of the holders of rights, except as otherwise set forth in the Stockholder Rights Plan. At October 31, 1995, 150,000 preferred shares were reserved for these rights.

NOTE 7. INCOME TAXES

  Effective November 1, 1992 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes." The cumulative effect of adopting Statement 109 as of November 1, 1992 was to increase net income by $1,512,000.

  Income tax expense (benefit) relating to continuing operations consists of the following:

                                                          YEARS ENDED OCTOBER
                                                                  31,
                                                         ----------------------
                                                          1995     1994   1993
                                                         -------  ------ ------
                                                            (IN THOUSANDS)
   Current provision--
     U.S. Federal....................................... $(1,154) $1,247 $ (468)
     State..............................................     527   1,100    717
                                                         -------  ------ ------
                                                            (627)  2,347    249
   Deferred provision--
     U.S. Federal.......................................   5,634   4,124  4,392
     State..............................................     154     --     173
                                                         -------  ------ ------
                                                           5,788   4,124  4,565
                                                         -------  ------ ------
   Provision for taxes.................................. $ 5,161  $6,471 $4,814
                                                         =======  ====== ======

  Foreign income taxes were not material.

                             WHITTAKER CORPORATION

NOTE 7. INCOME TAXES--(CONTINUED)

  The tax expense is different than the amount computed by applying the U.S. federal income tax rate to income before income taxes. The reasons for these differences are as follows:

                                                     YEARS ENDED OCTOBER 31,
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
   U.S. federal statutory rate.....................     34.2%    34.4%    34.0%
   State taxes, net of U.S. federal income tax ben-
    efit...........................................      3.4%     4.3%     4.7%
   Goodwill amortization...........................      1.8%     --       --
   Other items.....................................      0.2%     0.4%    (0.3%)
                                                     -------  -------  -------
   Effective Tax Rate..............................     39.6%    39.1%    38.4%
                                                     =======  =======  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the reported amounts of assets and liabilities in the financial statements and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31 are as follows:

                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
   Deferred tax assets:
     Receivables valuation.................................... $ 1,416  $ 1,395
     Inventory valuation......................................   4,033    4,030
     Self-Insurance reserves..................................   1,737    2,142
     Pending refund from federal tax audit....................   5,160    4,031
     Reserves for discontinued operations.....................     848    1,348
     Other....................................................   7,160    7,028
                                                               -------  -------
   Total before valuation allowance...........................  20,354   19,974
   Valuation allowance........................................    (490)    (757)
                                                               -------  -------
   Net deferred tax assets....................................  19,864   19,217
                                                               -------  -------
   Deferred tax liabilities:
     Excess of tax over book depreciation.....................   3,450    3,070
     Assets held for sale.....................................   6,148    5,937
     Intangible assets........................................   1,977       --
     Pension costs............................................   1,822      780
     Other....................................................   7,589    8,005
                                                               -------  -------
                                                               $20,986  $17,792
                                                               =======  =======

  The Company expects to receive a net tax refund of $5.2 million under an agreement reached with the Internal Revenue Service closing the audit of the 1987 and 1988 income tax returns. This refund is subject to approval by the Congressional Joint Committee on Taxation.

  The change in the valuation allowance from 1994 to 1995 is the result of changes in temporary differences which impact the deferred state income tax provision.

NOTE 8. EMPLOYEE BENEFIT PLANS

  Prior to October 31, 1994, most of the Company's domestic employees were covered by the Whittaker Corporation Employees' Pension Plan (the "Pension Plan"), its noncontributory defined benefit pension plan. The benefits are based on years of service and the employee's highest compensation for five consecutive years during the last ten years of credited service.

                             WHITTAKER CORPORATION

NOTE 8. EMPLOYEE BENEFIT PLANS--(CONTINUED)

  Effective October 31, 1994, the Company amended the Pension Plan to "freeze" benefits for all participants: adjustments for changes in credited years of service ceased on October 31, 1994 and adjustments for changes in remuneration ceased on December 31, 1994. The effect of the amendment was to reduce the Pension Plan's projected benefit obligation at October 31, 1994 by $3,877,000. The amount was fully absorbed by unrecognized net losses at October 31, 1994 related to the Pension Plan and accordingly, no curtailment gain was recognized. Vested service continues to accrue in accordance with applicable Pension Plan provisions, and Pension Plan funding will continue until such time that the Pension Plan is terminated and all benefit obligations are satisfied. The Company funds the Pension Plan in accordance with the Employee Retirement Income Security Act of 1974, as amended (ERISA).

  The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                              OCTOBER 31,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
                                                            (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested bene-
   fits of $123,543 in 1995 and $112,821 in 1994......... $(124,457) $(114,149)
                                                          =========  =========
  Projected benefit obligation for service rendered to
   date.................................................. $(124,457) $(114,149)
Plan assets at fair value, primarily publicly traded
 stocks and fixed
 income securities.......................................   126,278    115,488
                                                          ---------  ---------
Plan assets in excess of projected benefit obligation....     1,821      1,339
Items not yet recognized in earnings:
  Unrecognized net (gain)/loss...........................     2,999      1,688
  Unrecognized net transition asset at November 1, 1985
   net of amortization...................................      (212)    (1,139)
                                                          ---------  ---------
Net prepaid pension cost recorded in the consolidated
 balance sheet........................................... $   4,608  $   1,888
                                                          =========  =========

  The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.0% and 8.0%, respectively, at October 31, 1995 and 1994. The expected long-term rate of return on plan assets was 8.75% for the years ended October 31, 1995, 1994, and 1993. As a result of the amendment described above, there are no projected increases in future compensation levels.

  The Company also sponsors unfunded supplemental nonqualified executive and director plans. At October 31, 1995, the projected benefit obligation for those plans totaled $5,180,000, of which $873,000 is subject to later amortization. The remaining $4,306,000 is accrued as a liability in the consolidated balance sheet.

  Effective November 1, 1994, the Company amended its defined contribution 401(k) plan and renamed it the Whittaker Partnership Plan ("Partnership Plan"). The amendment provides for new investment alternatives, added a profit sharing component to Company contributions to the Partnership Plan, and allows certain rollover contributions from other qualified plans. The Partnership Plan contains a matched savings provision that permits pretax employee contributions. Participants can contribute from 1% to 12% of compensation and receive a maximum matching employer contribution of 50% on up to 6% of their annual compensation.

  In addition to matching of employee contributions, beginning with fiscal 1995, the Company has recorded as expense amounts which may range from 0% to 7.5% of eligible employee compensation, based on the attainment of specified financial goals by participating divisions of the Company. The Partnership Plan

                             WHITTAKER CORPORATION

NOTE 8. EMPLOYEE BENEFIT PLANS--(CONTINUED)

covers most of the Company's employees, excluding those employed by WCI. WCI sponsors a defined contribution 401(k) plan covering a majority of its domestic employees under which participants can make pretax contributions of up to 15% of eligible compensation and receive a matching contribution of 75% on up to 6% of their eligible compensation.

  Total pension and retirement expense was as follows:

                                                    YEARS ENDED OCTOBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Cost components of funded defined benefit
    plan:
     Service cost--benefits earned during the pe-
      riod.......................................  $    490  $  2,253  $  2,674
     Interest cost on projected benefit obliga-
      tion.......................................     8,658     8,723     9,108
     Actual return on plan assets................   (20,204)    5,086   (24,989)
     Net amortization and deferral...............     8,336   (16,844)   14,570
                                                   --------  --------  --------
   Net periodic pension cost (income) for funded
    defined benefit plan.........................    (2,720)     (782)    1,363
   Cost for unfunded defined benefit plans.......       549       644       529
   Cost for defined contribution plans...........     2,983       708       849
                                                   --------  --------  --------
   Total pension and retirement plan expense.....  $    812  $    570  $  2,741
                                                   ========  ========  ========

NOTE 9. LEASED ASSETS AND LEASE COMMITMENTS

  Whittaker has various leases covering real property and equipment.

  Property, Plant and Equipment includes $183,000 at October 31, 1995 and $242,000 at October 31, 1994 for leases that have been capitalized. The amortization of these assets is included in depreciation expense.

  Future minimum payments under capital leases and under noncancellable operating leases, net of rentals to be received from existing noncancellable operating subleases, as of October 31, 1995, were as follows:

                                                               CAPITAL OPERATING
      YEARS ENDED OCTOBER 31,                                  LEASES   LEASES
      -----------------------                                  ------- ---------
                                                                (IN THOUSANDS)
        1996..................................................  $123     1,394
        1997..................................................   123     1,335
        1998..................................................   123     1,103
        1999..................................................    10       253
        2000..................................................   --         10
        2001 and subsequent...................................   --        --
                                                                ----    ------
      Total commitments.......................................   379    $4,095
                                                                        ======
      Amounts representing interest...........................    46
                                                                ----
      Present value of net minimum lease payments.............  $333
                                                                ====

  Rental expense of continuing operations for operating leases, net of rental income from subleases, was as follows:

             YEARS ENDED OCTOBER 31,    (IN THOUSANDS)
             -----------------------    -------------
               1995....................    $2,292
               1994....................     1,710
               1993....................     1,627

                             WHITTAKER CORPORATION

NOTE 10. COMMITMENTS AND CONTINGENCIES

  In certain years, after evaluating the availability and cost of insurance, the Company did not purchase insurance for certain risks, including workers' compensation and product liability. Consequently, the Company is without insurance for various risks, including product liability for certain products it manufactured. The Company currently has workers' compensation insurance and product liability insurance for products it currently manufactures. The Company's insurance carriers have taken the position that in certain cases the Company is uninsured for environmental matters, a position that the Company disputes in certain instances.

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

  At October 31, 1995, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1995 and 1994 follow (in millions of dollars except for per share amounts):

                                           FIRST  SECOND   THIRD  FOURTH
                                          QUARTER QUARTER QUARTER QUARTER  YEAR
                                          ------- ------- ------- ------- ------
1995
Sales....................................  $26.7   $31.7   $44.3   $56.8  $159.5
Cost of sales............................   16.0    19.1    23.1    31.8    90.0
Net income...............................    1.7     0.2     1.8     4.2     7.9
Earnings per share.......................  $0.18   $0.02   $0.18   $0.44  $ 0.82
1994
Sales....................................  $25.8   $28.8   $33.1   $38.7  $126.4
Cost of sales............................   14.2    17.5    19.4    22.2    73.3
Net income...............................    1.7     1.9     2.9     3.6    10.1
Earnings per share.......................  $0.18   $0.20   $0.31   $0.37  $ 1.06

                             WHITTAKER CORPORATION

NOTE 12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Long-term debt: The carrying amounts of the Company's borrowings approximate their fair value. The Company's bank credit facility is a variable rate facility that reprices frequently.

    Notes receivable: The carrying amounts of the Company's notes receivable approximate their fair value.

NOTE 13. BUSINESS SEGMENTS

  The Company develops specialized aerospace and electronic technologies to create products and customer solutions for aircraft, defense, communications and industrial markets. The Company operates in two business segments:
Aerospace, which designs, manufactures, and distributes a wide variety of fluid control devices and fire detection systems, as well as defense electronics products and systems, and Communications, which designs, develops, and markets a comprehensive line of networking products and services. Prior to fiscal year 1995, the Company's communications operations were not material enough to comprise a separate business segment.

  Operating profit is total revenue less operating expenses. General corporate expenses have not been allocated to the business segments and are shown as a separate expense element of operating profit to reconcile to consolidated operating income. Identifiable assets are those assets used in the Company's operations in each industry. Corporate assets are principally cash, notes receivable, deferred income taxes, and assets held for sale.

  Information about Whittaker's operations by business segment at October 31, 1995, 1994, and 1993 and for the years then ended follows (in millions):

                                                  DEPRECIATION AND
                           OPERATING IDENTIFIABLE   AMORTIZATION     CAPITAL
                    SALES   PROFIT      ASSETS        EXPENSE      EXPENDITURES
                    ------ --------- ------------ ---------------- ------------
1995
  Aerospace........ $129.0   $29.2      $143.8          $5.8           $4.8
  Communications...   30.5    (3.4)       46.9           2.1            0.7
  Corporate........    --     (7.3)       60.3           0.2            0.9
                    ------   -----      ------          ----           ----
  Consolidated..... $159.5   $18.5      $251.0          $8.1           $6.4
                    ======   =====      ======          ====           ====
1994
  Aerospace........ $126.4   $26.8      $153.5          $5.4           $2.5
  Corporate........    --     (6.8)       55.8           0.3            --
                    ------   -----      ------          ----           ----
  Consolidated..... $126.4   $20.0      $209.3          $5.7           $2.5
                    ======   =====      ======          ====           ====
1993
  Aerospace........ $115.4   $22.9      $147.1          $4.8           $1.3
  Corporate........    --     (7.2)       54.8           0.3            --
                    ------   -----      ------          ----           ----
  Consolidated..... $115.4   $15.7      $201.9          $5.1           $1.3
                    ======   =====      ======          ====           ====

  Communications operating profit for fiscal 1995 reflects the writeoff of $3.3 million of in-process research and development cost, which was recorded as an expense at the acquisition date.

  In fiscal 1995, 1994, and 1993 approximately 34%, 49%, and 68%, respectively, of Whittaker's sales from continuing operations were directly or indirectly to the United States Government. All of those sales, with the exception of a minor amount in 1995, were attributable to the Aerospace segment. In fiscal 1995, 1994 and 1993 approximately 27%, 20% and 11%, respectively, of Whittaker's sales arose from exports to customers outside the United States, primarily in Europe and the Middle East. Approximately 26% of the Company's accounts receivable are from the U.S. Government, and the balance is primarily from commercial customers, prime defense contractors with the U.S. Government, and foreign customers.

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

    Election of Directors--Directors

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  The following documents are filed as part of this report:

                                                                         PAGE
                                                                       REFERENCE
                                                                       FORM 10-K
                                                                       ---------
(A-1) FINANCIAL STATEMENTS:
Report of Independent Auditors.......................................      17
Consolidated Statements of Income for the three years ended October
 31, 1995............................................................      18
Consolidated Balance Sheets as of October 31, 1995 and 1994..........      19
Consolidated Statements of Cash Flows for the three years ended Octo-
 ber 31, 1995........................................................      21
Consolidated Statements of Stockholders' Equity for the three years
 ended October 31, 1995..............................................      22
Notes to Consolidated Financial Statements...........................      23

(A-2) FINANCIAL STATEMENT SCHEDULES:

  All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(A-3) EXHIBITS:*

       3.1 Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-K for fiscal year ended October 31, 1989), as amended on March
                 16, 1990.
       3.2      Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended
                 October 31, 1989), as amended on September 30, 1994 (Exhibit
                 3.2 to Form 10-K for fiscal year ended
                 October 31, 1994).
       4.1      Reference is made to Exhibit 3.1.
       4.2      Reference is made to Exhibit 3.2.
       4.3      Rights Agreement dated as of November 18, 1988 between
                 Registrant and Manufacturers Hanover Trust Company (currently being performed by Mellon Bank N.A. as rights agent) concerning Series A Participating Cumulative Preferred Stock
                 Purchase Rights (Exhibits 1 and 2 to Form 8-A filed on
                 November 23, 1988), as amended as of June 28, 1989 (Exhibit
                 4.4 to Form 10-K for fiscal year ended October 31, 1989).
       4.4      Certificate of Designation of Series D Participating
                 Convertible Preferred Stock (Exhibit 4.2 to Form S-4,
                 Registration No. 33-29028), as amended on March 16, 1990.
       4.5      7% Convertible Subordinated Note dated April 24, 1995 (Exhibit
                 10.1 to Form 8-K, dated May 8, 1995).
       4.6      Registration Rights Agreement dated April 24, 1995 between
                 Registrant and Hughes Electronics Corporation (Exhibit 10.1 to
                 Form 8-K, dated May 8, 1995).
                (Other instruments defining the rights of holders of long-term debt are not filed because the total amount of securities authorized under any such instrument does not exceed 10% of the consolidated total assets of Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.)
      10.1      Amended and Restated 1977 Nonqualified Stock Option Plan
                 (Exhibit 10.5 to Form 10-K for fiscal year ended October 31,
                 1982).**
      10.2      Restated 1980 Nonqualified Stock Option Plan (Exhibit 10.7 to
                 Form 10-K for fiscal year ended October 31, 1982).**
      10.3      Whittaker Corporation 1992 Stock Option Plan for Non-Employee
                 Directors (Exhibit 10.4 to Form 10-K for fiscal year ended
                 October 31, 1991).**
      10.4      1981 Incentive and Nonqualified Stock Option Plan, as amended
                 January 22, 1982 (Exhibit 10.7 to Form 10-K for fiscal year ended October 31, 1981), and as amended June 26, 1987 (Exhibit
                 10.6 to Form 10-K for fiscal year ended October 31, 1987).**

     10.5       Directors' Deferred Compensation Plan dated February 1983
                 (Exhibit 10.9 to Form 10-K for fiscal year ended October 31,
                 1984), as amended on May 18, 1990 (Exhibit 10.7 to Form 10-K for fiscal year ended October 31, 1990).**
     10.6       Restated Directors' Retirement Plan effective as of August 2,
                 1985 (Exhibit 10.10 to Form 10-K for fiscal year ended October
                 31, 1990).**
     10.7       Whittaker Corporation Long-Term Stock Incentive Plan (1989)
                 (Annex 1 to Form S-8, Registration No. 33-35762), as amended and restated as of December 16, 1994.
                 (Form S-8, Registration No. 33-58323)**
     10.8       Whittaker Corporation Supplemental Retirement and Disability
                 Trust Agreement dated November 23, 1988 (Exhibit 10.13 to Form
                 10-K for fiscal year ended October 31, 1988).**
     10.9       Draft of Whittaker Corporation Supplemental Executive
                 Retirement Plan, dated as of January 1, 1996.**
     10.10      Amendment and Restatement of Whittaker Corporation Employees'
                 Pension Plan dated December 22, 1994, as amended December 15,
                 1995.**
     10.11      Whittaker Corporation Partnership Plan (formerly the Whittaker
                 Corporation Savings and Stock Investment Plan), as amended and restated effective November 1, 1994.**
     10.12      Credit Agreement dated as of January 23, 1995 among Registrant,
                 NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.8 to Form 10-K for fiscal year ended October 31, 1994).
     10.13      First Amendment to Credit Agreement dated as of April 21, 1995 among Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.
     10.14      Stock Purchase Agreement dated as of March 23, 1995 between
                 Registrant and Hughes Aircraft Company, as amended on April
                 24, 1995 (Exhibit 10.1 to Form 8-K dated May 8, 1995).
     11.        Calculation of earnings per share for the three years ended
                 October 31, 1995.
     21.        Subsidiaries of the Registrant.
     23.        Consent of Independent Auditors.
     27.        Financial Data Schedule.

--------
* Exhibits followed by a parenthetical reference are incorporated by reference to the document described therein. Upon written request to the Secretary of the Company, a copy of any exhibit referred to above will be furnished without charge.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(B) REPORTS ON FORM 8-K:

  During the quarter ended October 31, 1995, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WHITTAKER CORPORATION

                                          By           Richard Levin
                                            ___________________________________
                                                      (Richard Levin,
                                                      Vice President)

                                          Date       January 24, 1996
                                             __________________________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

         Thomas A. Brancati             Director and Principal   )
____________________________________      Executive Officer      )
        (Thomas A. Brancati)                                     )
                                                                 )
           Richard Levin                      Principal          )
____________________________________      Financial Officer      )
          (Richard Levin)                                        )
                                                                 )
        Joseph F. Alibrandi                    Director          )
____________________________________                             )
       (Joseph F. Alibrandi)                                     )
                                                                 )
       George H. Benter, Jr.                   Director          )
____________________________________                             )
      (George H. Benter, Jr.)                                    )
                                                                 )   January 24, 1996
                                                                 )
          Jack L. Hancock                      Director          )
____________________________________                             )
         (Jack L. Hancock)                                       )
                                                                 )
          Edward R. Muller                     Director          )
____________________________________                             )
         (Edward R. Muller)                                      )
                                                                 )
         Gregory T. Parkos                     Director          )
____________________________________                             )
        (Gregory T. Parkos)                                      )
                                                                 )
         Malcolm T. Stamper                    Director          )
____________________________________                             )
        (Malcolm T. Stamper)                                     )