Form 10-Q
period 1996-01-31
WHITTAKER CORP
filed 1996-03-15
CIK 106945

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                    QUARTERLY PERIOD ENDED JANUARY 31, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,046,489 shares, par value $.01 per share, as of January 31, 1996.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WHITTAKER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  ($ in 000)

                                                  For the Three Months
                                                    Ended January 31,
                                                     1996       1995
                                                  ---------   --------
Sales ..........................................    $44,420    $26,686
                                                    -------    -------

Costs and expenses

   Cost of sales ...............................     24,900     16,030
   Engineering and development..................      3,095        244
   Selling, general and administrative..........     11,735      6,506
                                                    -------    -------

Operating profit................................      4,690      3,906

   Interest expense ............................      1,655      1,222
   Interest income .............................       (162)      (128)
   Other expense (income).......................          1         (7)
                                                    -------    -------

Income before provision for taxes...............      3,196      2,819

Provision for taxes ............................      1,306      1,099
                                                    -------    -------

Net income......................................    $ 1,890    $ 1,720
                                                    =======    =======


Average common and common
   equivalent shares outstanding (000) .........      9,608      9,588
                                                    =======    =======


Earnings per share .............................    $  0.20    $  0.18
                                                    =======    =======

Unaudited
See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  ($ in 000)

                                                      Unaudited
                                                     January 31,    October 31,
                                                        1996           1995
                                                     -----------    -----------
ASSETS
Current Assets:
Cash ...............................................   $    674       $    161
Receivables ........................................     61,623         65,394
Inventories ........................................     42,381         39,518
Other current assets ...............................      2,989          2,053
Income taxes recoverable ...........................      4,179          1,452
Deferred income taxes ..............................     16,513         15,151
                                                       --------       --------
Total Current Assets................................    128,359        123,729

Property and equipment, at cost ....................     78,595         78,059
Less accumulated depreciation and amortization......    (38,513)       (36,641)
                                                       --------       --------
Net Property and Equipment..........................     40,082         41,418

Other Assets
------------
Goodwill, net of amortization ......................     33,988         33,414
Other intangible assets, net of amortization........     10,343         10,585
Notes and other noncurrent receivables .............      4,092          4,218
Other noncurrent assets ............................     10,485         10,480
Assets held for sale ...............................     27,864         27,115
                                                       --------       --------
Total Other Assets..................................     86,772         85,812
Total Assets........................................   $255,213       $250,959
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Current maturities of long-term debt ...............   $  6,300       $  6,048
Accounts payable ...................................     13,844         14,650
Accrued liabilities ................................     26,909         29,530
                                                       --------       --------
Total Current Liabilities...........................     47,053         50,228

Other Liabilities
-----------------
Long-term debt .....................................     78,168         70,694
Other noncurrent liabilities .......................     11,187         11,340
Deferred income taxes ..............................     14,292         16,273
                                                       --------       --------
Total Other Liabilities.............................    103,647         98,307

Stockholders' Equity
--------------------
Capital stock
   Preferred stock .................................          1              1
   Common stock ....................................         90             86
Additional paid-in capital..........................     24,700         19,261
Retained earnings ..................................     79,722         83,076
                                                       --------       --------
Total Stockholders' Equity..........................    104,513        102,424
                                                       --------       --------
Total Liabilities and Stockholders' Equity..........   $255,213       $250,959
                                                       ========       ========

See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  ($ in 000)

                                                        For the Three Months
                                                          Ended January 31,
                                                           1996      1995
                                                        ---------  ---------
OPERATING ACTIVITIES
  Net income ........................................... $ 1,890    $  1,720
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization.....................   2,741       1,572
      Net periodic pension income.......................     (60)       (550)
      Decrease (increase) in income taxes recoverable...  (2,727)         66
      Change in deferred taxes..........................  (3,343)        844
      Changes in operating assets and liabilities:
        Decrease in receivables.........................   3,315       7,379
        Increase in inventories and other current assets  (3,799)     (3,126)
        Decrease in accounts payable and other
          liabilities...................................  (3,385)     (5,813)
                                                         -------    --------
  Net cash provided (used) by operating activities......  (5,368)      2,092
                                                         -------    --------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment.............    (816)       (899)
  Purchased business..................................      (885)          -
  Net decrease in notes receivable......................     582         162
  Increase in assets held for sale......................    (749)       (383)
  Other items, net......................................     (68)        114
                                                         -------    --------
  Net cash used by investing activities.................  (1,936)     (1,006)
                                                         -------    --------

FINANCING ACTIVITIES
  Borrowing related to new credit agreement.............   7,726      55,500
  Paydown related to previous credit agreement..........       -     (59,000)
  Increase (reduction) of other debt....................       -         (22)
  Deferred debt costs...................................      87        (752)
  Dividends paid........................................       -          (3)
  Proceeds from shares issued under stock plans.........       4           -
                                                         -------    --------
  Net cash provided (used) by financing activities......   7,817      (4,277)
                                                         -------    --------

  Net increase (decrease) in cash.......................     513      (3,191)
  Cash at beginning of year.............................     161       3,507
                                                         -------    --------
  Cash at end of period................................. $   674    $    316
                                                         =======    ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
      Interest ......................................... $ 1,545    $  1,192
                                                         =======    ========
      Income taxes ..................................... $   116    $     82
                                                         =======    ========

Unaudited
See Notes to Consolidated Condensed Financial Statements
(4)

                             WHITTAKER CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements of Whittaker Corporation ("Whittaker" or the "Company") and its subsidiaries have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 31, 1995. The interim financial information is unaudited, but reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended October 31, 1995. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

Primary earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents include Series D Participating Convertible Preferred Stock, and dilutive employee stock options calculated using the treasury stock method.
The effect of assumed conversion of the 7% convertible subordinated debt was antidilutive for the periods presented. Dual presentation of primary and fully diluted earnings per share has not been made because the calculations result in dilution of less than 3%.

NOTE 2.  ACQUISITION

On April 24, 1995, the Company acquired all of the stock of Hughes LAN Systems, Inc., a subsidiary of Hughes Electronics Corporation. The subsidiary was renamed Whittaker Communications, Inc. ("WCI") and is a designer and manufacturer of high speed switching and Asynchronous Transfer Mode ("ATM") compatible local area network communication hubs and network management software systems. WCI was acquired for a purchase price of $16.0 million in cash, subject to certain adjustments, and a $15.0 million 7% convertible subordinated note. The convertible note is due on May 1, 2005, and is convertible to the Company's common stock at a price of $24.25 per share. The agreement also provides for contingent deferred payments, not to exceed $25 million, over the years 1996 to 1999 based on future sales of WCI's hub products and derivatives.

The acquisition was accounted for as a purchase and the balance sheet of WCI was combined with the Company's balance sheet as of April 30, 1995. The transaction resulted in the acquisition of intangible assets valued at $8.9 million which will be amortized on a straight-line basis over periods ranging from five to fifteen years, goodwill of $14.2 million which will be amortized on a straight-line basis over twenty years, and liabilities assumed of $18.1 million. Acquired in-process research and development valued at $3.3 million was expensed at the acquisition date.

                             WHITTAKER CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 2.  ACQUISITION - (CONTINUED)

The accompanying consolidated condensed financial statements reflect the operating results of WCI since the effective date of the acquisition. The pro forma unaudited results of operations for the three months ended January 31, 1995, assuming the consummation of the purchase and issuance of 7% debt as of November 1, 1994, are summarized below (in thousands except per share amounts):

                                                          Three Months
                                                             Ended
                                                           January 31,
                                                              1995
                                                            -------
Net sales                                                   $38,915
Net loss                                                     (1,458)
Loss per share                                                (0.15)

NOTE 3.  INVENTORIES

Inventories consisted of the following:

                                                        ($ in 000)
                                                 January 31,    October 31,
                                                    1996           1995
                                                 -----------    -----------
Raw materials                                      $24,338        $23,518
Work in process                                     12,876         11,500
Finished goods                                       3,138          3,332
Costs relating to long term contracts                3,179          2,287
Unliquidated progress billings                      (1,150)        (1,119)
                                                   -------         ------
                                                   $42,381        $39,518
                                                   =======        =======

NOTE 4.  COMMITMENTS AND CONTINGENCIES

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

At January 31, 1996, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Business Segment Information
----------------------------


                                                           UNAUDITED
                                                      For the Three Months
                                                        Ended January 31,
                                                        1996        1995
                                                      --------    ---------
Sales:

Aerospace                                             $29,110      $26,686
Communications                                         15,310
                                                      -------      -------
                                                      $44,420      $26,686
                                                      =======      =======

Operating profit:

Aerospace                                             $ 6,175      $ 5,549
Communications                                            297
Corporate and Other                                    (1,782)      (1,643)
                                                      -------      -------
                                                      $ 4,690      $ 3,906
                                                      =======      =======

Operating profit is total revenue less operating expenses. General corporate expenses have not been allocated to the business segments and are shown as a separate expense element of operating profit to reconcile to consolidated operating income.

Comparison of Three Months of 1996 to Three Months of 1995
----------------------------------------------------------

Sales for the first quarter of fiscal 1996 were $44.4 million, an increase of $17.7 million (66.5%) from the first quarter of 1995. An increase of $15.3 million was due to the contribution of the Company's communications networking business, Whittaker Communications, Inc. ("WCI"), which was acquired in the second quarter of 1995. The Company's Aerospace segment sales for the first quarter of fiscal 1996 were up $2.4 million (9.1%) from the same period of 1995, due to increased business in commercial aircraft product lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (Continued)
---------------------------------

Gross margin for the first quarter of 1996 was $19.5 million, or 43.9% of sales, compared to $10.7 million, or 39.9% of sales in the same period of 1995. The increased gross margin percentage is due to the inclusion of communications networking results, which had a gross margin percentage of 45.8%, as well as increased margins on commercial aircraft product, offset in part by decreased margins in defense electronics products.

Engineering and development expenses as a percentage of sales increased from less than a percent in the first quarter of 1995 to 7.0% in 1996. Engineering and development expenses in the first quarter of 1996 were 13.6% of segment sales for the Communications segment and 3.5% of segment sales for the Aerospace segment. The overall increase was due to the addition of Communications segment activity and up-front expenditures associated with industrial business product lines for the Aerospace segment.

Selling, general and administrative expenses as a percentage of sales for the first quarter of 1996 were 26.4%, compared to 24.4% for the first quarter of 1995. The increase as a percentage of sales is due primarily to the Communications segment of the business, where the rate was 30.3% for the first quarter of 1996. Aerospace segment selling, general and administrative expenses as a percentage of sales were 18.3% for the first quarter of 1996 compared to 18.2% for the same period in 1995, while general corporate expenses declined to 4.0% of sales in the first quarter of 1996 from 6.2% for the same period in 1995.

Interest expense increased to $1.7 million for the first quarter of 1996 from $1.2 million in 1995 primarily as a result of higher interest rates and incremental debt from the purchase of WCI.

The outlook for future sales in the Aerospace segment is difficult to predict given the uncertainties related to the U.S. defense budget. Any negative effect on Aerospace segment sales related to this uncertainty may be offset in the future by contracts for new, technologically advanced electronic defense systems, new commercial products, and sales of aerospace and electronic products into industrial markets. Thus, past Company performance may not be a reliable indicator of future performance.

Acquisition
-----------

On March 4, 1996, the Company announced its agreement to acquire, subject to satisfaction of certain conditions and approvals, all of the stock of Xyplex, Inc., a subsidiary of Raytheon Company. Xyplex is a producer of high speed inter-networking equipment, terminal servers and shared media products for business local area networks. Xyplex also provides remote access products that interconnect with phone companies' wide area networks. The purchase price is $117.5 million, consisting of $67.5 million in cash, subject to certain adjustments, and $50.0 million in Company stock. It will be accounted for as a purchase and will be reflected in the second quarter results of operations as part of the Company's Communications segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Acquisition (Continued)
-----------------------

The Company has begun a review and evaluation of possible one-time charges to net income associated with the acquisition, including the required write-off of the value of Xyplex's in-process research and development. Based on preliminary review, the Company estimates that the amount of that write-off may be approximately 10% of the purchase price. Any final determination of that amount and of any other charges, however, must await completion of the review and valuation process, and there can be no assurance that the determination of value will be in the range indicated by the Company's preliminary review.

Although there can be no assurance of future financial results, the Company currently expects that, excluding any one-time charges (described in the preceding paragraph), the acquisition will not have a material effect on the Company's net income in fiscal 1996, and that there will be a dilution of earnings per share for fiscal 1996 in an amount that approximates the effect of the issuance of additional shares of the Company's common stock as part of the purchase price.

Financial Condition
-------------------

At January 31, 1996, the Company's debt totaled $84.5 million, which consisted of $38.5 million of loans under a revolving bank credit facility, $30.0 million under a bank term loan, $15.0 million of convertible subordinated debt, and $1.0 million of other debt. In addition, there were $12.7 million of letters of credit outstanding under the revolving credit facility. At January 31, 1996, there is $6.3 million of debt which is due within the next twelve months and therefore is classified as current.

In conjunction with the Company's announced acquisition, the Company has received from its agent bank a commitment letter for a total credit agreement of $170 million, consisting of $85 million under a revolving credit facility and
$85 million under a term loan.   The increased credit availability is expected
to be adequate to finance this current acquisition as well as operating cash needs. The Company intends to continue its previously announced strategy of growth by selective acquisitions that complement the Company's core businesses, financed by cash from operations, borrowings under its credit facility, and where appropriate, issuance of new debt or equity securities of the Company.
The Company intends to pursue its acquisition strategy with careful regard for profitability and the Company's need for liquidity. There can be no assurance, however, that any acquisitions will occur or that an acquisition that does occur will not adversely affect the Company's net income or liquidity.

The Company's ratio of long-term debt, including the current portion, to capitalization (stockholders' equity plus debt) was 44.7% at January 31, 1996, compared to 42.8% at October 31, 1995. The current ratio at January 31, 1996 was 2.73, compared with 2.46 at October 31, 1995, while working capital was $81.3 million at January 31, 1996, compared with $73.5 million at October 31, 1995. The increase in debt, as well as the increases in current ratio and working capital, was primarily the result of reductions in accrued liabilities and payables and the buildup of recoverable income taxes as a result of certain stock option exercises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition (Continued)
-------------------

Cash flow used by operations in the first three months of 1996 was $5.4 million, compared to cash provided of $2.1 million in the first three months of 1995. The $7.5 million decrease from quarter to quarter is due primarily to a smaller reduction in receivables for the first three months of 1996 relative to 1995, and the buildup of recoverable income taxes of $2.7 million. The receivables for the first quarter of 1996 did not decrease as much as in the first quarter of 1995, due in part to stronger first quarter 1996 sales and in part to a reclassification of a $1.6 million claim from receivables to long-term assets in 1995.

Capital expenditures during the first three months of 1996 were $0.8 million, compared to $0.9 million in 1995. At January 31, 1996, there were approximately $0.8 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditures are subject to limitations by covenants contained in the Company's credit agreement. It is anticipated that the amounts under the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

In February of 1996, the Congressional Joint Committee on Taxation approved a net tax refund of $5.2 million under an agreement reached between the Company and the Internal Revenue Service closing the audit of the 1987 and 1988 tax returns. The Company expects to receive the refund, as well as interest income of approximately $5 million, in late March of 1996. The interest income will be reflected in the Company's second quarter financial results.

The Company's program for divestiture of its discontinued operations was substantially complete by the end of fiscal 1992. Remaining to be divested is a 996-acre parcel of land, which was formerly used by a discontinued technology unit. The land is located in the city of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September of 1995, the City granted entitlements necessary to develop this property as a mixed-use residential, commercial, and light industrial development. The initial term of the entitlements was ten years. In February of 1996, the City approved a development agreement which, among other things, extended the ten-year term of the entitlements to 20 years. The Company is evaluating the most advantageous means to realize the value of this asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition (Continued)
-------------------

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

At January 31, 1996, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

EXHIBITS TO PART I
------------------



I(a)  Calculation of Earnings Per Share.

                                                                 Exhibit I(a)

                            WHITTAKER CORPORATION
                      CALCULATION OF EARNINGS PER SHARE

                                             Stated in Thousands of Dollars
                                                Quarter Ended January  31,
                                                 1996               1995
                                             -----------        -----------
PRIMARY EARNINGS PER SHARE

EARNINGS

Net Income...................................   $1,890             $1,720

Deduct:
  Dividends on $ 5.00 Cumulative
     Convertible Preferred Stock.............        -                 (3)
                                                ------             ------

Net income used in primary earnings
  per share calculations.....................   $1,890             $1,717
                                                ======             ======

AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES IN (000)

Weighted average number of common
  shares outstanding.........................    8,703              8,486

Common equivalent shares:
  Series D Participating Convertible
     Preferred Stock.........................      266                292
  Stock options included under treasury
     stock method............................      639                810
                                                ------             ------

TOTAL........................................    9,608              9,588
                                                ======             ======

Primary Earnings Per Share...................   $ 0.20             $ 0.18
                                                ======             ======

Unaudited

                                                                    Exhibit I(a)

                              WHITTAKER CORPORATION
                 CALCULATION OF EARNINGS PER SHARE - (CONTINUED)


                                             Stated in Thousands of Dollars
                                                Quarter Ended January  31,
                                                 1996               1995
                                             -----------        -----------
FULLY DILUTED EARNINGS PER SHARE

EARNINGS

Net income used in primary earnings
  per share calculation (above)..............   $1,890             $1,717

Adjustments:                                         -                  -
                                                ------             ------

Net income used in fully diluted earnings
  per share calculations.....................   $1,890             $1,717
                                                ======             ======

AVERAGE SHARES USED TO CALCULATE FULLY
  DILUTED EARNINGS PER SHARE IN (000)

Average common and common equivalent
  shares (above).............................    9,608              9,588

Add:
  Additional stock options included
     under treasury stock method.............      165                 33
                                                ------             ------

TOTAL........................................    9,773              9,621
                                                ======             ======

Fully Diluted Earnings Per Share.............   $ 0.19             $ 0.18
                                                ======             ======


NOTES

Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods, after deducting from net income the dividend requirements on the outstanding $5.00 Cumulative Convertible Preferred Stock. Common stock equivalents include Series D Participating Convertible Preferred Stock, and dilutive employee stock options calculated using the treasury stock method.

Fully diluted earnings per share include the additional potential dilutive effect of employee stock options. The inclusion of additional shares assuming the conversion of the convertible subordinated debt would have been antidilutive.

Unaudited

Part II.  OTHER INFORMATION
---------------------------


ITEM 5.  OTHER INFORMATION

          On March 2, 1996, the Company entered into an agreement with Raytheon Company ("Raytheon") to purchase all of the outstanding shares of Xyplex, Inc., a wholly-owned subsidiary of Raytheon, for a total consideration of $117.5 million, which will consist of (i) cash in the amount of $67.5 million (subject to certain adjustments), and (ii) a number of newly-issued shares of the Company's common stock in an aggregate value of $50 million. The number of shares to be issued shall be calculated based on a per share price equal to $25.325, which is the average of the closing price of the Company's common stock as reported on The New York Stock Exchange ("NYSE") Composite Transactions for the ten NYSE trading days prior to March 4, 1996, the date of the public announcement of the execution and delivery of the agreement. In the event Raytheon is entitled to a fraction of a share based on the calculation set forth above, Raytheon shall receive, in lieu thereof, an additional amount in cash equal to the dollar value of such fractional share. The transaction is subject to the satisfaction of certain conditions to closing, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          11. Statements re computation of per share earnings for the quarter ended January 31, 1996 (Exhibit I(a) of Part I to this Form 10-Q).
          27.  Financial Data Schedule.
          99.  Press Release Dated March 4, 1996

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed for the fiscal quarter ended January 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WHITTAKER CORPORATION



Date:  March 14, 1996                      By: /s/ Richard Levin
                                               --------------------------
                                               Richard Levin, Vice President
                                               Chief Financial Officer

                                 EXHIBIT INDEX

                                                                Sequentially
     Exhibit No.           Description                          Numbered Page
     ----------            -----------                          -------------

          11. Statements re computation of per share earnings for the quarter ended January 31, 1996
               (Exhibit I(a) of Part I to this Form 10-Q).

          27.  Financial Data Schedule.

          99.  Press Release Dated March 4, 1996