Form 10-Q
period 1996-04-30
WHITTAKER CORP
filed 1996-06-14
CIK 106945

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                      OR
[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 11,029,108 as of May 31, 1996.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                             WHITTAKER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                       ($ in 000 except per share data)
                                  (Unaudited)


                                                                   For the Three Months               For the Six Months
                                                                      Ended April 30,                   Ended April 30,
                                                                   --------------------               ------------------
                                                                     1996       1995                  1996       1995
                                                                     ----       ----                  ----       ----
Sales                                                              $ 47,605    $31,682               $92,025    $58,368
                                                                   --------    -------               -------    -------

Costs and expenses

     Cost of sales                                                   27,484     19,057                52,384     35,087
     Engineering and development                                      3,882        865                 6,977      1,109
     Selling, general and administrative                             15,280      7,117                27,015     13,623
     Acquired in-process research and development                    11,700      3,250                11,700      3,250
     Restructuring costs                                                540          -                   540          -
                                                                   --------    -------               -------    -------

Operating profit (loss)                                             (11,281)     1,393                (6,591)     5,299

     Interest expense                                                 2,031      1,192                 3,686      2,414
     Interest income                                                 (5,460)      (202)               (5,622)      (330)
     Other expense                                                       45        159                    46        152
                                                                   --------    -------               -------    -------

Income (loss) before provision for taxes                             (7,897)       244                (4,701)     3,063

Provision (benefit) for taxes                                        (3,007)        89                (1,701)     1,188
                                                                   --------    -------               -------    -------

Net income (loss)                                                  $ (4,890)   $   155               $(3,000)   $ 1,875
                                                                   ========    =======               =======    =======

Average common and common
 equivalent shares outstanding (000)                                  9,471      9,582                 9,136      9,585
                                                                   ========    =======               =======    =======

Earnings (loss) per share                                          $  (0.52)   $  0.02               $ (0.33)   $  0.20
                                                                   ========    =======               =======    =======

See Notes to Consolidated Financial Statements

                                      (2)

                             WHITTAKER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  ($ in 000)


                                                     April 30,    October 31,
                                                       1996           1995
                                                    -----------   -----------
                                                    (Unaudited)
ASSETS
Current Assets:
- ---------------
Cash                                                  $  1,931       $    161
Receivables                                             78,540         64,708
Inventories                                             52,206         38,975
Other current assets                                     4,553          2,053
Income taxes recoverable                                 4,196          1,452
Deferred income taxes                                   19,813         15,151
                                                      --------       --------
Total Current Assets                                   161,239        122,500

Property and equipment, at cost                        108,819         78,059
Less accumulated depreciation and amortization         (59,249)       (36,641)
                                                      --------       --------
Net Property and Equipment                              49,570         41,418

Other Assets
- ------------
Goodwill, net of amortization                           93,382         33,414
Other intangible assets, net of amortization            48,801         10,585
Notes and other noncurrent receivables                   3,806          4,218
Other noncurrent assets                                 15,222         11,709
Net assets held for sale                                29,284         27,115
                                                      --------       --------
Total Other Assets                                     190,495         87,041
                                                      --------       --------

Total Assets                                          $401,304       $250,959
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
- -------------------
Current maturities of long-term debt                  $  9,669       $  6,048
Accounts payable                                        18,360         14,650
Accrued liabilities                                     42,912         29,530
                                                      --------       --------
Total Current Liabilities                               70,941         50,228

Other Liabilities
- -----------------
Long-term debt                                         141,568         70,694
Other noncurrent liabilities                            11,240         11,340
Deferred income taxes                                   27,794         16,273
                                                      --------       --------
Total Other Liabilities                                180,602         98,307

Stockholders' Equity
- --------------------
Capital stock
   Preferred stock                                           1              1
   Common stock                                            110             86
Additional paid-in capital                              74,818         19,261
Retained earnings                                       74,832         83,076
                                                      --------       --------
Total Stockholders' Equity                             149,761        102,424
                                                      --------       --------

Total Liabilities and Stockholders' Equity            $401,304       $250,959
                                                      ========       ========

See Notes to Consolidated Financial Statements

                                      (3)

                             WHITTAKER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000)
                                  (Unaudited)

                                                         For the Six Months
                                                           Ended April 30,
                                                          1996          1995
                                                          ----          ----

OPERATING ACTIVITIES
  Net income (loss)                                     $ (3,000)    $  1,875
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation and amortization                        6,322        3,059
      Net periodic pension income                           (120)      (1,100)
      Acquired in-process research and development        11,700        3,250
      Decrease (increase) in income taxes recoverable     (2,744)          66
      Change in deferred taxes                            (4,938)        (925)
      Changes in operating assets and liabilities:
         Decrease in receivables                           5,304        9,253
         Increase in inventories and other current
           assets                                         (5,151)      (2,358)
         Decrease in accounts payable and other
           liabilities                                    (3,601)      (4,433)
                                                        --------     --------
  Net cash provided by operating activities                3,772        8,687
                                                        --------     --------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment               (2,536)      (2,022)
  Purchased businesses                                   (69,210)     (31,013)
  Net decrease in notes receivable                           903          571
  Increase in net assets held for sale                    (2,169)        (802)
  Other items, net                                           (49)        (117)
                                                        --------     --------
  Net cash used by investing activities                  (73,061)     (33,383)
                                                        --------     --------

FINANCING ACTIVITIES
  New convertible subordinated debt                            -       15,000
  Borrowing related to new credit agreement              135,000       67,950
  Paydown related to previous credit agreement           (60,750)     (59,000)
  Reduction of other debt                                   (148)        (144)
  Deferred debt costs                                     (3,185)      (1,033)
  Other items, net                                           142          147
                                                        --------     --------
  Net cash provided by financing activities               71,059       22,920
                                                        --------     --------

  Net increase (decrease) in cash                          1,770       (1,776)
  Cash at beginning of year                                  161        3,507
                                                        --------     --------
  Cash at end of period                                 $  1,931     $  1,731
                                                        ========     ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
     Interest                                           $  3,033     $  2,318
                                                        ========     ========
     Income taxes                                       $    150     $  1,307
                                                        ========     ========

See Notes to Consolidated Financial Statements

                                      (4)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies

The accompanying consolidated financial statements of Whittaker Corporation ("Whittaker" or the "Company") and its subsidiaries have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 31, 1995. The interim financial information is unaudited, but reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended October 31, 1995. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

Primary earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents include Series D Participating Convertible Preferred Stock and dilutive employee stock options calculated using the treasury stock method. Fully diluted earnings per share include the additional potential dilutive effects of employee stock options under the treasury stock method and additional shares issued assuming conversion of the convertible subordinated debt. Fully diluted earnings per share are not presented because the calculations result in dilution of less than 3%. Loss per share calculations exclude common stock equivalents, which would reduce the loss per share if included.

Certain previously reported amounts have been reclassified to conform to the current period presentation.

Note 2.   Acquisitions

On April 10, 1996, the Company acquired all of the capital stock of Xyplex, Inc. ("Xyplex"), a wholly-owned subsidiary of Raytheon Company ("Raytheon"). Xyplex is a producer of high-speed internetworking equipment, terminal servers and shared media products for business local area networks. Xyplex also provides remote access products that interconnect with phone companies' wide area networks. The purchase price was $67.5 million in cash, subject to certain adjustments, and $50.0 million in the form of 1,974,333 newly issued shares of the Company's common stock. Other direct costs associated with the acquisition were approximately $1.3 million. The cash paid to Raytheon was obtained from an amendment to the Company's existing credit facility entered into on April 10, 1996.

The Xyplex acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996. The valuation of assets acquired and liabilities assumed is preliminary and subject to further review and change as the Company's integration plans for Xyplex are finalized. The transaction resulted in the acquisition of intangible assets valued at $37.2 million which will be amortized on a straight-line basis over periods ranging from five to fifteen years, goodwill of $59.6 million which will be amortized on a straight-line basis over twenty years, and liabilities assumed of $16.6 million.

                                      (5)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Note 2.   Acquisitions - (Continued)

Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date.

On April 24, 1995, the Company acquired all of the capital stock of Hughes LAN Systems, Inc., a subsidiary of Hughes Electronics Corporation. The subsidiary was renamed Whittaker Communications, Inc. ("WCI") and is a designer and manufacturer of high-speed switches and Asynchronous Transfer Mode ("ATM") compatible local area network communication hubs and network management software systems. WCI was acquired for a purchase price of $16.0 million in cash, subject to certain adjustments, and a $15.0 million 7% convertible subordinated note. The convertible note is due on May 1, 2005, and is convertible to the Company's common stock at a price of $24.25 per share. The acquisition agreement also provides for contingent deferred payments, not to exceed $25 million, over the years 1996 to 1999 based on future sales of WCI's hub products and derivatives.

The WCI acquisition was accounted for as a purchase and the balance sheet of WCI was combined with the Company's balance sheet as of April 30, 1995. The transaction resulted in the acquisition of intangible assets valued at $8.9 million which are being amortized on a straight-line basis over periods ranging from five to fifteen years, goodwill of $14.2 million which is being amortized on a straight-line basis over twenty years, and liabilities assumed of $18.1 million. Acquired in-process research and development valued at $3.3 million was expensed at the acquisition date.

The accompanying consolidated financial statements reflect the operating results of Xyplex and WCI since the effective date of the acquisitions. The Company has not completed all appraisals and evaluations necessary to finalize Xyplex's purchase price allocations and accordingly, actual adjustments that reflect appraisals and other evaluations of the purchased assets and assumed liabilities may differ from the pro forma adjustments presented herein. The unaudited pro forma results of operations which follow are presented for illustrative purposes only and are not necessarily indicative of the consolidated results of operations of the Company that would have been reported had the business combinations occurred on the dates indicated, nor do they represent a forecast of the consolidated results of operations of the Company for any future period. The unaudited pro forma results of operations for the six months ended April 30, 1996 and 1995, assuming the consummation of the acquisitions and issuance of 7% debt and common stock at the beginning of each period are summarized below (in thousands except per share amounts):


                                  Six Months                   Six Months
                                Ended April 30,              Ended April 30,
                                    1996                         1995
                                    -----                        ----
                                  (Unaudited)                  (Unaudited)
Net sales                        $147,017                     $134,916
Net loss                         $ (1,333)                    $ (3,745)
Loss per share                   $  (0.12)                    $  (0.36)

                                      (6)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Note 3.   Inventories

Inventories consisted of the following:


                                                    ($ in 000)
                                             April 30,      October 31,
                                              1996             1995
                                             ---------      -----------
                                             (Unaudited)
Raw materials                                   $23,490        $23,518
Work in process                                  16,844         11,500
Finished goods                                   10,974          3,332
Costs relating to long term contracts             1,849          1,744
Unliquidated progress billings                     (951)        (1,119)
                                                -------        -------
                                                $52,206        $38,975
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

At April 30, 1996, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken

                                      (7)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Note 4.   Commitments and Contingencies (Continued)

into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

Note 5.   Long-Term Debt

On April 10, 1996, the Company and its existing agent bank entered into an amendment to its credit agreement which was subsequently syndicated to include nine additional banks. The amendment increased the amount of the facility to $170.0 million, which consists of an $85.0 million revolving credit facility with a five-year term expiring in April 2001 and an $85.0 million term loan that is to be repaid in quarterly installments over five years. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the agent bank's prime rate. The annual interest rate based on LIBOR may range between LIBOR plus 1.0% and LIBOR plus 2.25%, and the annual interest rate based on the prime rate may range between prime and prime plus 1.0%. The Company is obligated to pay letter of credit fees which may range between .625% per annum and 2.375% per annum on the aggregate amount of outstanding letters of credit, and commitment fees which may range between .25% per annum and .50% per annum on the unused amount of the revolving credit facility. The agreement includes financial covenants with respect to financial leverage, cash flow, and net worth. Proceeds from the amended credit facility were used to pay off the prior credit facility and to fund the acquisition of Xyplex, and will be used going forward to fund working capital and other corporate requirements. The Company's obligations under the credit agreement are secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property, and other assets of the Company and its subsidiaries.

At April 30, 1996, the Company's debt totaled $151.2 million, which consisted of $50.0 million of loans under a revolving bank credit facility, $85.0 million under a bank term loan, $15.0 million of convertible subordinated debt, and $1.2 million of other debt. In addition, there were $12.5 million of letters of credit outstanding under the revolving credit facility. At April 30, 1996, there was $9.7 million of debt which was due within the next twelve months and therefore was classified as current.

                                      (8)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Note 5.   Long-Term Debt (Continued)


The current portion of long-term debt under the amended term loan is $9.0 million, of which $4.0 million is due by October 31, 1996. Annual maturities of long-term debt under the term loan are as follows, for the fiscal years ended October 31: $10.0 million in 1997, $18.0 million in 1998, $20.0 million in 1999, $22.0 million in 2000, and $11.0 million in 2001.


Note 6.   Business Segments


The Company develops specialized aerospace and electronics technologies to create products and customer solutions for aircraft, defense, communications and industrial markets. The Company operates in two business segments: Aerospace, which designs, manufactures, and distributes a wide variety of fluid control devices and fire detection systems, as well as defense electronics products and systems, and Communications, which designs, develops, and markets a comprehensive line of networking products and services. Prior to April 30, 1995, the Company's communications operations were not material enough to comprise a separate business segment.

Operating profit (loss) is total revenue less operating expenses. General corporate expenses have not been allocated to the business segments and are shown as a separate expense element of operating profit (loss) to reconcile to consolidated operating profit (loss). Communications segment operating results in 1996 and 1995 reflect the write-offs of in-process research and development costs of $11.7 million and $3.3 million, respectively, which were recorded as expenses at the acquisition dates of Xyplex and WCI. Aerospace segment operating results for the quarter and year-to-date periods ended April 30, 1996 reflect restructuring costs of $0.5 million.

                                      (9)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Note 6.  Business Segments (Continued)

Information about the Company's operations by business segment at April 30, 1996 and 1995 and for the periods then ended follows (in thousands):

                                                  UNAUDITED

                                  For the Three Months       For the Six Months
                                    Ended April 30,            Ended April 30,
                                   1996         1995          1996         1995
                                   ----         ----          ----         ----
Sales:

Aerospace                        $ 33,396      $31,682       $62,506      $58,368
Communications                     14,209            -        29,519            -
                                 --------      -------       -------      -------
                                 $ 47,605      $31,682       $92,025      $58,368
                                 ========      =======       =======      =======

Operating profit (loss):

Aerospace                        $  6,079      $ 6,611       $12,254      $12,160
Communications                    (15,098)      (3,250)      (14,801)      (3,250)
Corporate and Other                (2,262)      (1,968)       (4,044)      (3,611)
                                 --------      -------       -------      -------
                                 $(11,281)     $ 1,393       $(6,591)     $ 5,299
                                 ========      =======       =======      =======

                                      (10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Comparison of Three Months Ended April 30, 1996 and 1995
- --------------------------------------------------------

Sales.  The Company's second quarter 1996 sales of $47.6 million increased by
- -----
$15.9 million (50.3%) over second quarter sales in the prior fiscal year. The increase was due primarily to $14.2 million of sales generated by the Company's Communications segment, which did not exist in the prior period of comparison. The Communications segment, consisting of Whittaker Communications, Inc. ("WCI") and Xyplex, Inc. ("Xyplex"), was formed as a result of the acquisitions of these entities, which occurred on April 24, 1995 and on April 10, 1996, respectively. Communications segment sales for the second quarter decreased by 7.2% from the level achieved in the first quarter of 1996, despite the inclusion of Xyplex for the period since acquisition. This decrease was the result of two separate factors: delays in the receipt of anticipated orders and, to a lesser degree, delays in the release of certain new and upgraded products. It is expected that the effect of the delays in the release of certain new and upgraded products will also be felt during the remainder of fiscal 1996. The Company currently intends to release certain new and upgraded products through its Communications segment during the balance of fiscal 1996. Delays in the introduction of new or enhanced products or failure to achieve significant customer acceptance for these new products may have an adverse effect on the Company's revenues and results of operations for this business segment in future periods. Although the Company does not currently anticipate any particular difficulties, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

The Company's Aerospace segment sales for the second quarter of fiscal 1996 were up $1.7 million (5.4%) from the same period of 1995, due to increased business in commercial aircraft and industrial product lines, which was partially offset by decreased sales of defense electronics products. The outlook for future sales in the Aerospace segment is impacted by the price and availability of crude oil, the strength of the economy, the degree of military conflict, and the U.S. defense budget. Any negative effect on Aerospace segment sales related to these factors may be offset in the future by contracts for new, technologically advanced electronic defense systems, new commercial products, and sales of aerospace and electronics products into industrial markets. New aircraft production appears to be on the rise and is expected to contribute to an improved business climate for commercial aircraft product lines.

                                      (11)

- ---------------------------------

Gross Margin.  The Company's gross margin for the second quarter of 1996 as a
- ------------
percentage of sales was 42.3%, compared to 39.8% for the second quarter of 1995. The second quarter 1996 gross margin consists of Communications segment gross margin of $6.8 million (48.1% of sales), and Aerospace segment gross margin of $13.3 million (39.8% of sales). Although Aerospace segment margin as a percentage of sales was flat during the two periods of comparison (39.8% in both 1996 and 1995), there were improvements in margins in the commercial aircraft and industrial product lines which were offset by lower margins in defense electronics products, resulting in part from the contribution to 1995 sales and gross margin of a claim settlement of $1.1 million.

Engineering and Development.  Engineering and development expenses for the
- ---------------------------
second quarter of 1996 increased by $3.0 million from the second quarter of 1995. The second quarter 1996 engineering and development expenses consist of Communications segment expenses of $3.4 million (23.7% of sales) and Aerospace segment expenses of $0.5 million (1.5% of sales). To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. Aerospace segment engineering and development expenses decreased by $0.4 million from 1995 to 1996 as there was a reduced level of Company funded expense within the defense electronics business.

Selling, General and Administrative.  Selling, general and administrative
- -----------------------------------
expenses for the second quarter of 1996 increased by $8.2 million from the second quarter of 1995, from 22.5% of sales in 1995 to 32.1% of sales in 1996. Communications segment selling, general and administrative expenses for the second quarter of 1996 were $6.9 million (48.3% of sales), which includes amortization expense of $1.1 million related to goodwill and intangible assets.

Aerospace segment selling, general and administrative expenses increased to $6.2 million (18.4% of sales) for the second quarter of 1996 compared to $5.1 million (16.3% of sales) for the same period in 1995. In the second quarter of 1995, Aerospace segment selling, general and administrative expenses reflected a credit of approximately $1.0 million for income from the Company's defined benefit pension plan and a recovery related to the Company's insurance claim for earthquake damage from the 1994 Northridge, California earthquake. Without this credit, 1995 second quarter Aerospace segment selling, general and administrative expenses would have been 19.4% of sales, the same dollar amount as incurred in 1996. In the second quarter of 1996, these expenses were reduced for defense electronics products as streamlining actions took effect,

                                      (12)

- ---------------------------------

and sales increases in commercial aircraft and industrial products were more than proportional to expense increases.

Acquired In-Process Research and Development.  The Communications segment
- --------------------------------------------
reflected acquired in-process research and development write-offs of $11.7 million during the second quarter of 1996 and $3.3 million during the second quarter of 1995. These write-offs related to the acquisitions of Xyplex and WCI, which occurred during the respective periods.

Restructuring Costs.  During the second quarter of 1996, the Aerospace segment
- -------------------
incurred costs of $0.5 million related to the streamlining of the Company's defense electronics business unit. As discussed further in the section on Operating Results below, the Communications segment will incur restructuring expenses in the third quarter, and possibly the fourth quarter, of fiscal 1996.

Interest Expense.  Interest expense increased to $2.0 million for the second
- ----------------
quarter of 1996 from $1.2 million in the same period of 1995 primarily as a result of incremental debt related to the acquisition of WCI, and to a lesser degree, Xyplex. Because the Xyplex acquisition occurred late in the quarter, interest expense for the second quarter of 1996 does not fully reflect the expected additional quarterly interest costs associated with that acquisition.

Interest Income.  During the second quarter of 1996, the Company received $5.2
- ---------------
million of interest income related to an income tax refund received for the years 1987 and 1988.

Income Taxes.  In the second quarter of fiscal 1996, the Company's effective tax
- ------------
rate was a benefit of 38.1%, compared to an effective tax rate of 36.5% for the second quarter of fiscal 1995. The nondeductible goodwill associated with the Xyplex acquisition is expected to result in an increase in the effective tax rate to approximately 46% for the remainder of the year.

Operating Results.  As described under Sales above, the Communications segment
- -----------------
experienced lower revenues than expected during the second quarter of fiscal 1996 and expects to experience the effect of delays in the release of certain new and upgraded products during the balance of fiscal 1996. Operating expenses for the Communications segment were established based on expected revenues in excess of what was actually achieved, which contributed to the second quarter operating results of the Communications segment. In the third quarter of fiscal 1996, the Company has adjusted operating expenses on account of the lower than expected revenues in order to improve operating results. In addition, upon the acquisition of Xyplex, management identified certain redundancies with respect to various functions and sales office locations at Xyplex and WCI. Management's intent was to take certain restructuring, streamlining, and integration actions as soon as

                                      (13)

- ---------------------------------

practicable after the Xyplex acquisition in order to improve the profitability of the Communications segment. Implementation of these actions has not been as rapid as expected, but the recent appointment of a chief executive officer for the Communications business and other management actions are expected to assist in completing the implementation. As a consequence of both of these factors -- lower than expected revenues and delays in implementation of restructuring and cost reduction actions -- the Communications segment may experience additional operating losses.

Comparison of Six Months Ended April 30, 1996 and 1995
- ------------------------------------------------------

Sales.  The Company's sales for the six months ended April 30, 1996 of $92.0
- -----
million increased by $33.7 million (57.7%) over sales in the same period of the prior fiscal year. The increase was due primarily to $29.5 million of sales generated by the Communications segment, which did not exist prior to April 30, 1995. Aerospace segment sales for the six months ended April 30, 1996 increased by $4.1 million (7.1%) over sales in the same period of the prior fiscal year, due to increased sales in commercial aircraft product lines.

Gross margin.  The Company's gross margin for the six months ended April 30,
- ------------
1996 as a percentage of sales was 43.1%, compared to 39.9% for the same period of the prior fiscal year.The gross margin for the six months ended April 30, 1996 consists of Communications segment gross margin of $13.8 million (46.9% of sales), and Aerospace segment gross margin of $25.8 million (41.3% of sales). The improvement in Aerospace segment gross margin percentage from 1995 (39.9% of sales) to 1996 (41.3% of sales) is due to increased margins and improved manufacturing yields on commercial aircraft and industrial product lines, partially offset by decreased margins on defense electronics products and the absence in 1996 of a claim settlement which contributed $1.1 million to gross margin in the second quarter of 1995.

Engineering and Development.   Engineering and development expenses for the six
- ---------------------------
months ended April 30, 1996 increased by $5.9 million from the same period of the prior fiscal year. Engineering and development expenses for 1996 consist of Communications segment expenses of $5.5 million (18.5% of sales) and Aerospace segment expenses of $1.5 million (2.4% of sales). Aerospace segment engineering and development expenses increased by $0.4 million from 1995 to 1996 due to increased spending on industrial business product lines.

Selling, General and Administrative.  Selling, general and administrative
- -----------------------------------
expenses for the six months ended April 30, 1996 increased by $13.4 million from the same period of the prior fiscal year, from 23.3% of sales in 1995 to 29.4% of sales in 1996. Communications segment selling, general and administrative expenses for the six months ended April 30, 1996 were $11.5 million (39.0% of sales), which includes amortization expense of $1.6 million related to goodwill and intangible assets. Aerospace segment selling, general and administrative expenses were $11.5 million (18.4% of sales) for the six months ended April 30, 1996 compared to $10.0 million

                                      (14)

- ---------------------------------

(17.2% of sales) for the same period in 1995. In the six months ended April 30, 1995, Aerospace segment selling, general and administrative expenses reflected a credit of approximately $1.1 million for income from the Company's defined benefit pension plan and a $0.8 million recovery related to the Company's insurance claim for earthquake damage from the 1994 Northridge, California earthquake. Without these items, Aerospace segment selling, general and administrative expenses would have been 20.4% of sales during the first six months of 1995.

Interest Expense.   Interest expense increased to $3.7 million for the six
- ----------------
months ended April 30, 1996 from $2.4 million in 1995 primarily as a result of incremental debt related to the acquisition of WCI, and to a lesser degree, Xyplex. Because the Xyplex acquisition occurred late in the period, interest expense for the six months ended April 30, 1996 does not fully reflect the expected additional periodic interest costs associated with that acquisition.

Income Taxes.  The Company's effective tax rate for the six months ended April
- ------------
30, 1996 was a benefit of 36.2%, compared to an effective tax rate of 38.8% for the same period of the prior fiscal year. The higher effective rate (lower benefit) in 1996 compared to 1995 is due to nondeductible goodwill associated with the WCI acquisition. The nondeductible goodwill associated with the Xyplex acquisition is expected to result in an increase in the effective tax rate to approximately 46% for the remainder of the year.

Acquisition
- -----------

On April 10, 1996, the Company acquired all of the stock of Xyplex, a wholly-owned subsidiary of Raytheon Company ("Raytheon"). Xyplex is a producer of high-speed internetworking equipment, terminal servers and shared media products for business local area networks. Xyplex also provides remote access products that interconnect with phone companies' wide area networks. The purchase price was $67.5 million in cash, subject to certain adjustments, and $50.0 million in the form of 1,974,333 newly issued shares of the Company's common stock. Other direct costs associated with the acquisition were approximately $1.3 million. The cash paid to Raytheon was obtained under an amendment to the Company's credit facility entered into on April 10, 1996. The acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996. The valuation of assets acquired and liabilities assumed is preliminary and subject to further review and change as the Company's integration plans for Xyplex are finalized. The transaction resulted in the acquisition of intangible assets valued at $37.2 million which will be amortized on a straight-line basis over periods ranging from five to fifteen years, goodwill of $59.6 million which will be amortized on a straight-line basis over twenty years, and liabilities assumed of $16.6 million. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date.

Management expects that sales of Xyplex products and services will contribute substantial revenues to the Company beginning in the third quarter as well as result in increased operating expenses. A significant portion of the increase in operating expenses for the second quarter of 1996 over the second quarter of 1995 were due to the acquisition of Xyplex and the 1995 acquisition of Hughes LAN Systems, Inc.

                                      (15)

Quarterly amortization expense for goodwill and intangible assets of the Communications segment after inclusion of Xyplex for full quarters is expected to increase by $1.8 million, to approximately $2.9 million per quarter, as a result of the acquisition of Xyplex.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

On April 10, 1996, in conjunction with the purchase of Xyplex, the Company borrowed $135.0 million under its amended credit facility with its existing bank and paid off its prior credit facility, which then totaled $58.5 million. The amended credit agreement consists of an $85.0 million revolving credit facility with a five-year term and an $85.0 million term loan repayable in quarterly installments over five years. The cash payment to Xyplex on April 10, 1996 was $67.3 million. At April 30, 1996, there was $22.5 million of available credit remaining under the amended credit facility.

At April 30, 1996, the Company's debt totaled $151.2 million, which consisted of $50.0 million of loans under the revolving credit facility, $85.0 million under the term loan, $15.0 million of convertible subordinated debt, and $1.2 million of other debt. In addition, there were $12.5 million of letters of credit outstanding under the revolving credit facility. At April 30, 1996, there was $9.7 million of debt which was due within the next twelve months and therefore was classified as current.

The Company believes that its existing cash and available credit will be adequate to meet future operating cash needs. It is anticipated that the Company will generate sufficient cash flow to service debt under the amended credit facility. The cash flow required to service the Company's debt will reduce its liquidity, which may in turn reduce its ability to fund internal growth, additional acquisitions, and capital improvements. The Company intends to continue its previously announced strategy of growth by selective acquisitions that complement the Company's core businesses. Such acquisitions may necessitate issuance of new debt or equity securities of the Company. The Company intends to pursue its acquisition strategy with careful regard for profitability, the need for liquidity, and the potential dilutive effect of any additional issuance of equity securities. There can be no assurance, however, that any acquisitions will occur or that an acquisition that does occur will not adversely affect the Company's net income or liquidity.

The Company's ratio of long-term debt, including the current portion, to capitalization (stockholders' equity plus debt) was 50.2% at April 30, 1996, compared to 42.8% at October 31, 1995. The current ratio at April 30, 1996 was 2.27, compared with 2.44 at October 31, 1995, while working capital was $90.3 million at April 30, 1996, compared with $72.3 million at October 31, 1995. The increases in debt and working capital and reduction in current ratio were primarily due to the acquisition of Xyplex. Excluding the balances related to Xyplex, long-term debt increased by $6.8 million and working capital increased by $3.3 million. The increase in debt was due primarily to $4.7 million in other direct acquisition and deferred financing costs incurred by

                                      (16)

- -------------------------------------------

the Company as a result of the acquisition.

Cash flow provided by operations in the first six months of 1996 was $3.8 million, compared to $8.7 million in the first six months of 1995. The $4.9 million decrease from period to period is due primarily to a smaller reduction in receivables relating to the Aerospace segment for the first six months of 1996 relative to 1995, and the buildup of recoverable income taxes of $2.8 million.

Capital expenditures during the first six months of 1996 were $2.5 million, compared to $2.0 million for the same period in 1995. At April 30, 1996, there were approximately $0.9 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditures are subject to limitations by covenants contained in the Company's credit agreement. It is anticipated that the amounts under the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

In April of 1996, the Company received a federal income tax refund related to 1987 and 1988 tax returns of $5.2 million and related interest income of $5.2 million.

The Company's program for divestiture of its discontinued operations was substantially complete by the end of fiscal 1992. A 996-acre parcel of land, which was formerly used by a discontinued technology unit, remains. The land is located in the city of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September of 1995, the City granted entitlements necessary to develop this property as a mixed-use residential, commercial, and light industrial development. The initial term of the entitlements was ten years. In February of 1996, the City approved a development agreement which, among other things, extended the ten-year term of the entitlements to 20 years. The Company is evaluating the most advantageous means to realize the value of this asset. Cash expenditures related to this property were $2.1 million during the first six months of fiscal 1996.

                                      (17)

EXHIBITS TO PART I
- ------------------


I(a)    Calculation of Earnings (Loss) Per Share.

                                      (18)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                   CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (In thousands, except per share data)


                                                     For the Six Months Ended
                                                             April 30,
                                                     ------------------------
                                                    1996               1995
                                                    ----               ----
PRIMARY EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net income (loss)                                 $(3,000)            $1,875

Deduct:

  Dividends on $ 5.00 Cumulative
     Convertible Preferred Stock                        -                 (5)
                                                  -------             ------

Net income (loss) used in primary earnings
     per share calculations                       $(3,000)            $1,870
                                                  =======             ======


AVERAGE COMMON AND COMMON EQUIVALENT SHARES

Weighted average number of common shares
  outstanding                                       9,136              8,498

Common equivalent shares:
  Series D Participating Convertible
     Preferred Stock                                    -                292
  Stock options included under treasury
     stock method                                       -                795
                                                  -------             ------

TOTAL                                               9,136              9,585
                                                  =======             ======

Primary Earnings (Loss) Per Share                 $ (0.33)            $ 0.20
                                                  =======             ======

NOTE

Common equivalent shares have been excluded from the 1996 calculations as they would have reduced the loss per share.

Unaudited

                                      (19)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
       CALCULATION OF EARNINGS (LOSS) PER SHARE - (Continued)
                     (In thousands, except per share data)


                                                             For the Six Months Ended
                                                                      April 30,
                                                               ----------------------
                                                               1996              1995
                                                               ----              ----
FULLY DILUTED EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net income (loss) used in primary earnings
     per share calculation (above)                          $(3,000)            $1,870

Adjustments:

Net income (loss) used in fully diluted earnings
    per share calculations                                        -                  -
                                                            -------             ------
                                                            $(3,000)            $1,870
                                                            =======             ======
AVERAGE SHARES USED TO CALCULATE FULLY DILUTED
     EARNINGS (LOSS) PER SHARE

Average common and common equivalent shares (above)           9,136              9,585

Add:
  Additional stock options included under
     treasury stock method                                        -                 74
  Additional shares assuming conversion
     of subordinated convertible debt                             -                 88
                                                            -------             ------

TOTAL                                                         9,136              9,747
                                                            =======             ======

Fully Diluted Earnings (Loss) Per Share                     $ (0.33)            $ 0.19
                                                            =======             ======

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

Common equivalent shares and additional shares assuming conversion of subordinated convertible debt have been excluded from the 1996 calculations as they would have reduced the loss per share.

Unaudited

                                      (20)

PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.   LEGAL PROCEEDINGS

Environmental Matters
- ---------------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on March 22, 1996. At the Annual Meeting, stockholders voted on the election of Joseph F. Alibrandi as a director and ratified the appointment of Ernst & Young LLP as the Company's independent auditor for the fiscal year ending October 31, 1996. The votes cast with respect to each of these matters were as follows:


                                                                     Votes Against
                                                       Votes For      or Withheld
                                                       ---------      -----------
1.  Election of Joseph F. Alibrandi as Director       7,441,859         34,815

2.  Ratification of Appointment of
    Ernst & Young LLP                                 7,459,786         16,888

Directors whose term of office continued after the meeting were George H. Benter, Jr., Thomas A. Brancati, Jack L. Hancock, Edward R. Muller, Gregory T. Parkos, and Malcolm T. Stamper.

                                      (21)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.*

       4.1 Stockholder's Agreement dated as of April 10, 1996 between Registrant and Raytheon Company (Exhibit 4.1 to Form 8-K dated April 24, 1996).

       4.2 Term Note, dated April 10, 1996 (Exhibit 4.2 to Form 8-K dated April 24, 1996).

       4.3 Revolving Note, dated April 10, 1996 (Exhibit 4.3 to Form 8-K dated April 24, 1996).

       10.1 Stock Purchase Agreement dated as of March 2, 1996 between Registrant and Raytheon Company (Exhibit 10.1 to Form 8-K dated April 24, 1996).

       10.2 Amended and Restated Credit Agreement dated as of April 10, 1996 among Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Initial Lenders (Exhibit
              10.2 to Form 8-K dated April 24, 1996).

       11. Statements re computation of per share earnings for the six months ended April 30, 1996 (Exhibit I(a) of Part I to this Form 10-Q).

       22.    See Part II, Item 4 of this Form 10-Q.

       27.    Financial Data Schedule.

- --------------
* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

(b)    Reports on Form 8-K.

       A report on Form 8-K was filed on April 25, 1996. The form reports, in
       Item 2 thereof, the acquisition by the Company of Xyplex, Inc. The financial statements required to be filed with the Form 8-K will be filed pursuant to Item 7(a)(4) thereof.

       A report on Form 8-K was filed on May 7, 1996. The form reports, in Item 5 thereof, the Company's expected lower sales and an operating loss for its Communications segment in its second quarter, ended April 30, 1996.

       A report on Form 8-K was filed on May 28, 1996. The form reports, in Item 5 thereof, the Company's earnings for its second fiscal quarter, ended April 30, 1996.

                                      (22)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WHITTAKER CORPORATION



Date:  June 13, 1996                By: /s/ Richard Levin
                                        -----------------------------
                                        Richard Levin, Vice President
                                        Chief Financial Officer

                                      (23)

                                 EXHIBIT INDEX


                                                                   Sequentially
Exhibit No.*                    Description                        Numbered Page
- -----------                     -----------                        -------------

   4.1          Stockholder's Agreement dated as of April 10,
                1996 between Registrant and Raytheon Company
                (Exhibit 4.1 to Form 8-K dated April 24, 1996).

   4.2          Term Note, dated April 10, 1996 (Exhibit 4.2 to
                Form 8-K dated April 24, 1996).

   4.3 Revolving Note, dated April 10, 1996 (Exhibit 4.3 to Form 8-K dated April 24, 1996).

   10.1 Stock Purchase Agreement dated as of March 2, 1996 between Registrant and Raytheon Company (Exhibit
                10.1 to Form 8-K dated April 24, 1996).

   10.2 Amended and Restated Credit Agreement dated as of April 10, 1996 among Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Initial Lenders (Exhibit 10.2 to Form 8-K dated April 24, 1996).

   11. Statements re computation of per shareearnings for the six months ended April 30, 1996 (Exhibit I(a) of Part I to this Form 10-Q).

   22.          See Part II, Item 4 of this Form 10-Q.

   27.          Financial Data Schedule.

- --------------
* Exhibits followed by a parenthetical reference are incorporated by reference to the document described therein.

                                      (24)