Form 10-Q
period 1996-07-31
WHITTAKER CORP
filed 1996-09-16
CIK 106945

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---       SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

                                      OR
___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

       The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 11,029,155 as of August 31, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             WHITTAKER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                       ($ in 000, except per share data)
                                  (Unaudited)

                                                    For the Three Months    For the Nine Months
                                                       Ended July 31,         Ended July 31,
                                                    --------------------   ---------------------
                                                       1996       1995        1996        1995
                                                       ----       ----        ----        ----
Sales                                                $62,162    $44,347     $154,187    $102,715
                                                     -------    -------     --------    --------
Costs and expenses

   Cost of sales                                      36,824     23,109       89,208      58,196
   Engineering and development                         6,879      3,332       13,856       4,441
   Selling, general and administrative                24,025     12,920       51,040      26,543
   Acquired in-process research and development            -          -       11,700       3,250
   Restructuring costs                                   866        382        1,406         382
                                                     -------    -------     --------    --------

Operating profit (loss)                               (6,432)     4,604      (13,023)      9,903

   Interest expense                                    3,374      1,741        7,060       4,155
   Interest income                                      (479)      (149)      (6,101)       (479)
   Other expense                                         296        (18)         342         134
                                                     -------    -------     --------    --------

Income (loss) before provision for taxes              (9,623)     3,030      (14,324)      6,093

Provision (benefit) for taxes                         (3,677)     1,277       (5,378)      2,465
                                                     -------    -------     --------    --------

Net income (loss)                                    $(5,946)   $ 1,753     $ (8,946)   $  3,628
                                                     =======    =======     ========    ========


Average common and common
   equivalent shares outstanding (000)                11,029      9,658        9,704       9,609
                                                     =======    =======     ========    ========


Earnings (loss) per share                            $ (0.54)   $  0.18     $  (0.92)   $   0.38
                                                     =======    =======     ========    ========

See Notes to Consolidated Financial Statements

                                      (2)

                             WHITTAKER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  ($ in 000)


                                                      July 31,     October 31,
                                                        1996           1995
                                                     ----------    -----------
                                                     (Unaudited)
ASSETS
Current Assets:
- --------------
Cash                                                   $  9,497      $    161
Receivables                                              74,966        64,708
Inventories                                              52,085        38,975
Other current assets                                      3,008         2,053
Income taxes recoverable                                  7,705         1,452
Deferred income taxes                                    17,908        15,151
                                                       --------      --------
Total Current Assets                                    165,169       122,500

Property and equipment, at cost                         105,749        78,059
Less accumulated depreciation and amortization          (59,020)      (36,641)
                                                       --------      --------
Net Property and Equipment                               46,729        41,418

Other Assets
- ------------
Goodwill, net of amortization                            94,720        33,414
Other intangible assets, net of amortization             47,236        10,585
Notes and other noncurrent receivables                    3,396         4,218
Other noncurrent assets                                  14,485        11,709
Net assets held for sale                                 30,369        27,115
                                                       --------      --------
Total Other Assets                                      190,206        87,041
                                                       --------      --------

Total Assets                                            402,104       250,959
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
- -------------------
Current maturities of long-term debt                    149,591         6,048
Accounts payable                                         18,665        14,650
Accrued liabilities                                      38,202        29,530
                                                       --------      --------
Total Current Liabilities                               206,458        50,228

Other Liabilities
- -----------------
Long-term debt                                           15,587        70,694
Other noncurrent liabilities                             11,368        11,340
Deferred income taxes                                    24,876        16,273
                                                       --------      --------
Total Other Liabilities                                  51,831        98,307

Stockholders' Equity
- --------------------
Capital stock
   Preferred stock                                            1             1
   Common stock                                             110            86
Additional paid-in capital                               74,818        19,261
Retained earnings                                        68,886        83,076
                                                       --------      --------
Total Stockholders' Equity                              143,815       102,424
                                                       --------      --------

Total Liabilities and Stockholders' Equity              402,104       250,959
                                                       ========      ========

See Notes to Consolidated Financial Statements

                                      (3)

                             WHITTAKER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000)
                                  (Unaudited)


                                                                   For the Nine Months
                                                                      Ended July 31,
                                                                  1996             1995
                                                               ----------       ----------
OPERATING ACTIVITIES
  Net income (loss)                                             $ (8,946)        $  3,628
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                               12,014            5,663
      Net periodic pension income                                   (154)          (2,040)
      Acquired in-process research and development                11,700            3,250
      Increase in income taxes recoverable                        (6,253)          (1,554)
      Change in deferred taxes                                    (4,831)           1,929
      Changes in operating assets and liabilities:
        Decrease in receivables                                    8,830           13,938
        Increase in inventories and other current assets          (6,105)          (3,966)
        Decrease in accounts payable and other liabilities        (7,637)          (6,019)
                                                                --------         --------
  Net cash provided (used) by operating activities                (1,382)          14,829
                                                                --------         --------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                       (3,428)          (3,644)
  Purchased businesses                                           (69,578)         (31,013)
  Net decrease in notes receivable                                 1,122              739
  Increase in net assets held for sale                            (3,254)          (1,068)
  Other items, net                                                 1,119           (4,095)
                                                                --------         --------
  Net cash used by investing activities                          (74,019)         (39,081)
                                                                --------         --------

FINANCING ACTIVITIES
  New convertible subordinated debt                                    -           15,000
  Borrowing related to new credit agreement                       88,250           67,950
  Paydown related to previous credit agreement                         -          (60,250)
  Reduction of other debt                                           (207)            (167)
  Deferred debt costs                                             (3,448)          (1,322)
  Other items, net                                                   142              209
                                                                --------         --------
  Net cash provided by financing activities                       84,737           21,420
                                                                --------         --------

  Net increase (decrease) in cash                                  9,336           (2,832)
  Cash at beginning of year                                          161            3,507
                                                                --------         --------
  Cash at end of period                                         $  9,497         $    675
                                                                ========         ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
      Interest                                                  $  6,687         $  3,763
                                                                ========         ========
      Income taxes                                              $    214         $  1,377
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

NOTE 2.  ACQUISITIONS

On April 10, 1996, the Company acquired all of the capital stock of Xyplex, Inc. ("Xyplex"), a wholly-owned subsidiary of Raytheon Company ("Raytheon"). Xyplex is a producer of high-speed internetworking equipment, terminal servers and shared media products for business local area networks. Xyplex also provides remote access products that interconnect with phone companies' wide area networks. The purchase price was $67.5 million in cash, subject to certain adjustments, and $50.0 million in the form of 1,974,333 newly issued shares of the Company's common stock. Other direct costs associated with the acquisition were approximately $1.4 million. The cash paid to Raytheon was obtained from an amendment to the Company's existing credit facility entered into on April 10, 1996.

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

of intangible assets valued at $37.2 million which will be amortized on a straight-line basis over periods ranging from five to fifteen years, goodwill of $61.7 million which will be amortized on a straight-line basis over twenty years, and accrued liabilities assumed of $16.6 million. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date.

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

The accompanying consolidated financial statements reflect the operating results of Xyplex and WCI since the effective dates of the acquisitions. The Company has not completed all appraisals and evaluations necessary to finalize Xyplex's purchase price allocations and accordingly, actual adjustments that reflect appraisals and other evaluations of the purchased assets and assumed liabilities may differ from the pro forma adjustments presented herein. Such evaluations may include restructuring or other integration actions involving Xyplex which may result in adjustments to the purchase price and charges to income. The unaudited pro forma results of operations which follow are presented for illustrative purposes only and are not necessarily indicative of the consolidated results of operations of the Company that would have been reported had the acquisitions occurred on the dates indicated, nor do they represent a forecast of the consolidated results of operations of the Company for any future period. The unaudited pro forma results of operations for the nine months ended July 31, 1996 and 1995, assuming the

                                      (6)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 2.  ACQUISITIONS - (CONTINUED)

consummation of the acquisition and issuance of 7% debt and common stock at the beginning of each period, are summarized below (in thousands except per share amounts):

                                                   Proforma               Proforma
                                                 Nine Months            Nine Months
                                                 Ended July 31,         Ended July 31,
                                                     1996                   1995
                                                 --------------         --------------
                                                  (Unaudited)            (Unaudited)
Net sales                                            $209,179                $203,704
Net loss                                               (7,449)                 (8,561)
Loss per share                                          (0.64)                  (0.82)

NOTE 3.  INVENTORIES

Inventories consisted of the following ($ in thousands):


                                                    July 31,             October 31,
                                                      1996                 1995
                                                    --------             -----------
                                                    (Unaudited)
Raw materials                                         $22,766               $23,518
Work in process                                        16,675                11,500
Finished goods                                         11,656                 3,332
Costs relating to long term contracts                   1,608                 1,744
Unliquidated progress billings                           (620)               (1,119)
                                                      -------               -------
                                                      $52,085               $38,975
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


NOTE 4.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

At July 31, 1996, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

NOTE 5.  LONG-TERM DEBT

On April 10, 1996, the Company and its existing agent bank entered into an amendment to its credit agreement which, among other things, increased the amount of the credit facility to $170.0 million. The credit agreement was subsequently syndicated to include ten additional banks. The credit facility currently consists of an $85.0 million revolving credit facility that expires in April 2001 and an $83.0 million term loan payable in quarterly installments until 2001. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the agent bank's prime rate. The annual interest rate based on LIBOR may range between LIBOR plus 1.0% and LIBOR plus 2.50%, and the annual interest rate based on the prime rate

                                      (8)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 5.  LONG-TERM DEBT - (CONTINUED)

may range between prime and prime plus 1.0%. The Company is obligated to pay letter of credit fees which may range between .625% per annum and 2.625% per annum on the aggregate amount of outstanding letters of credit, and commitment fees which may range between .25% per annum and .50% per annum on the unused amount of the revolving credit facility. Additional borrowings under the amended credit facility were used to fund the acquisition of Xyplex, and will be used going forward to fund working capital and other corporate requirements. The Company's obligations under the credit agreement are secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property, and other assets of the Company and its subsidiaries. The agreement includes financial covenants with respect to financial leverage, cash flow, and net worth. At July 31, 1996, the Company was not in compliance with one of its financial ratio covenants. On September 9, 1996, the Company obtained a waiver of the default up to, but not including the end of fiscal 1996. The Company and its bank lending group are currently discussing an amendment of such financial ratio covenants. However, there can be no assurance that an amendment will be obtained. In the event that an amendment is not obtained, the Company may need to undertake alternative measures which may include refinancing its credit facility, selling assets, or issuing debt or equity securities. Such alternative measures may be more expensive than the Company's current bank financing. If such alternative measures are not achieved, the bank lending group may elect to pursue its remedies, including accelerating the total bank indebtedness.

At July 31, 1996, the Company's debt totaled $165.2 million, which consisted of $66.0 million of loans under a revolving bank credit facility, $83.0 million under a bank term loan, $15.0 million of convertible subordinated debt, and $1.2 million of other debt. In addition, there were $11.1 million of letters of credit outstanding under the revolving credit facility. Because the Company was not in compliance with one of its financial ratio covenants at July 31, 1996, bank debt in the amount of $139.5 million, which otherwise would have been classified as noncurrent, has been classified as current.

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

                                      (9)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 6.  BUSINESS SEGMENTS  - (CONTINUED)

Operating profit (loss) is total revenue less operating expenses. General corporate expenses have not been allocated to the business segments and are shown as a separate expense element of operating profit (loss) to reconcile to consolidated operating profit (loss). Communications segment operating results in 1996 and 1995 reflect the write-offs of in-process research and development costs of $11.7 million and $3.3 million, respectively, which were recorded as expenses at the acquisition dates of Xyplex and WCI, as well as restructuring costs of $0.9 million which were incurred in the third quarter of 1996. Aerospace segment operating results for the nine month period ended July 31, 1996 reflect restructuring costs of $0.5 million incurred during the second quarter of 1996.

Information about the Company's operations by business segment at July 31, 1996 and 1995 and for the periods then ended follows ($ in thousands):

                                               UNAUDITED
                             For the Three Months       For the Nine Months
                                Ended July 31,             Ended July 31,
                              1996          1995         1996          1995
                              ----          ----         ----          ----
SALES:

Aerospace                    $30,550       $31,141       $ 93,056    $ 89,509
Communications                31,612        13,206         61,131      13,206
                             -------       -------       --------    --------
                             $62,162       $44,347       $154,187    $102,715
                             =======       =======       ========    ========

OPERATING PROFIT (LOSS):

Aerospace                    $ 4,885       $ 6,980       $ 17,139    $ 19,140
Communications                (8,292)         (488)       (23,093)     (3,738)
Corporate and Other           (3,025)       (1,888)        (7,069)     (5,499)
                             -------       -------       --------    --------
                             $(6,432)      $ 4,604       $(13,023)   $  9,903
                             =======       =======       ========    ========

                                      (10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Comparison of Three Months Ended July 31, 1996 and 1995
- -------------------------------------------------------

Sales. The Company's third quarter 1996 sales of $62.2 million increased by $17.8 million (40.2%) over third quarter sales in the prior fiscal year. Sales generated by the Company's Communications segment increased by $18.4 million, primarily as a result of the acquisition of Xyplex, Inc. ("Xyplex") on April 10, 1996. Communications segment sales were lower than expected in the third quarter of 1996 as a result of delays in the release of certain new products. The Company currently intends to release certain upgraded products and product enhancements through its Communications segment during fiscal 1997. Delays in the introduction of new or enhanced products or failure to achieve significant customer acceptance for these new products may have an adverse effect on the Company's revenues and results of operations for this business segment in future periods. Although the Company does not currently anticipate any particular difficulties, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

The Company's Aerospace segment sales for the third quarter of fiscal 1996 were down $0.6 million (1.9%) from the same period in 1995, due to decreased sales of defense electronics products, which was substantially offset by increased business in the commercial aircraft aftermarket and industrial product lines. The outlook for future sales in the Aerospace segment is impacted by the price and availability of crude oil, the strength of the economy, the degree of military conflict and the U.S. defense budget. Any negative effect on Aerospace segment sales related to these factors may be offset in the future by contracts for new, technologically advanced electronic defense systems, new commercial products and sales of aerospace and electronics products into industrial markets. New aircraft production appears to be on the rise and is expected to contribute to an improved business climate for commercial aircraft product lines.

Gross Margin. The Company's gross margin for the third quarter of 1996 as a percentage of sales was 40.8%, compared with 47.9% for the third quarter of 1995. The third quarter 1996 gross margin consists of Communications segment gross margin of $14.5 million (45.8% of sales), and Aerospace segment gross margin of $10.8 million (35.5% of sales). Communications segment margin as a percentage of sales decreased from 47.2% in 1995 to 45.8% in 1996 because lower margin products (service and support related) comprised a higher proportion of total communications revenues due to delayed releases of new products in the third quarter of 1996. Aerospace segment gross margin as a percentage of sales decreased from 48.2% in 1995 to 35.5% in 1996. Although there were improvements in margins in the commercial aircraft and industrial product lines, they were offset by lower margins in defense electronics products

                                      (11)

- ---------------------------------

primarily due to adjustments of $1.0 million to asset carrying values. Aerospace segment gross margin for the third quarter of 1995 reflected a credit of approximately $1.5 million for income from the Company's defined benefit pension plan and a $0.8 million recovery related to the Company's insurance claim for damage from the 1994 Northridge, California earthquake. In prior quarters in 1995, the pension income was included in selling, general and administrative expense. Without these items, Aerospace segment gross margin would have been 40.6% of sales for the third quarter of 1995.

Engineering and Development. Engineering and development expenses for the third quarter of 1996 increased by $3.5 million from the third quarter of 1995. The third quarter 1996 engineering and development expenses consist of Communications segment expenses of $6.5 million (20.4% of sales) and Aerospace segment expenses of $0.4 million (1.4% of sales). Communications segment engineering and development expenses increased by $4.1 million from 1995 to 1996 primarily due to the inclusion of Xyplex's engineering and development expenses since its acquisition on April 10, 1996. To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. Aerospace segment engineering and development expenses decreased by $0.6 million from 1995 to 1996.

Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for the third quarter of 1996 increased by $11.1 million from the third quarter of 1995, from 29.1% of sales in 1995 to 38.6% of sales in 1996. Communications segment SG&A expenses increased by $11.3 million from third quarter 1995 to third quarter 1996 due primarily to the inclusion of Xyplex SG&A expenses since its acquisition on April 10, 1996 and due to delays in fully implementing certain streamlining and integration actions planned for this segment. Communications segment SG&A expenses for the third quarter of 1996 were $15.5 million (48.9% of sales), which included amortization expense of $2.6 million related to goodwill and intangible assets, compared with SG&A expenses of $4.2 million (31.8% of sales), which included amortization expense of $0.4 million related to goodwill and intangible assets, for the third quarter of 1995.

Aerospace segment SG&A expenses increased to $5.5 million (18.2% of sales) for the third quarter of 1996 compared to $5.2 million (16.7% of sales) for the same period in 1995 because the defense electronics unit's expenses declined at a disproportionately lesser rate than the decline in sales for that unit. In the third quarter of 1995, Aerospace segment SG&A expenses reflected a credit of approximately $0.5 million for a recovery related to the Company's insurance claim for earthquake damage from the 1994 Northridge, California earthquake. The credit was offset by a reclassification from SG&A expense to cost of sales in

                                      (12)

- ---------------------------------

the third quarter of 1996 of $0.6 million for income from the Company's defined benefit pension plan.

Restructuring Costs. During the third quarter of 1996, the Communications segment incurred costs of $0.9 million related to streamlining Xyplex and integrating with WCI. Additional costs will be incurred in the fourth quarter of 1996. As discussed further in the section on Operating Results below, the Aerospace segment is expected to incur restructuring expenses in the fourth quarter of fiscal 1996, and possibly in the first quarter of fiscal 1997 due to moves taken to further consolidate segment operations.

Interest Expense. Interest expense increased to $3.4 million for the third quarter of 1996 from $1.7 million in the same period of 1995 primarily as a result of incremental debt related to the acquisition of Xyplex.

Interest Income. During the third quarter of 1996, the Company recognized $0.3 million of interest income related to an income tax refund received for its 1988 tax year.

Income Taxes. In the third quarter of fiscal 1996, the Company's effective tax rate was 38.2%, compared to an effective tax rate of 42.1% for the third quarter of fiscal 1995. The nondeductibility of goodwill (WCI in 1995) increases the effective tax rate for periods with taxable income by increasing the tax provision with respect to income before taxes. The nondeductibility of goodwill (WCI and Xyplex in 1996) in a period with taxable losses decreases the effective tax rate by decreasing the tax benefit with respect to losses.

Operating Results. As described under Sales above, the Communications segment experienced lower revenues than expected during the third quarter of fiscal 1996. The Company began taking certain restructuring, streamlining, and integration actions in connection with the Xyplex acquisition during the third quarter of 1996 in order to improve the profitability of the Communications segment. However, implementation of these actions has not occurred as rapidly as previously expected. Implementation of these actions will continue in the fourth quarter.

As a consequence of both of these factors -- lower than expected revenues and delayed implementation of restructuring and cost reduction activities -- the Communications segment is expected to experience additional operating losses during the balance of fiscal 1996 and may continue to experience such losses during the early months of fiscal 1997.

On August 23, 1996, the Company announced that it would move its Aerospace segment's Safety Systems Division from Concord, California to Simi Valley, California to take advantage

                                     (13)

- ---------------------------------

of operating efficiencies and facilitate the sharing of technologies among Aerospace units as well as to reduce costs. Costs associated with this move are expected to be incurred in the fourth quarter of 1996 and the first quarter of 1997.

Comparison of Nine Months Ended July 31, 1996 and 1995
- ------------------------------------------------------

Sales. The Company's sales for the nine months ended July 31, 1996 of $154.2 million increased by $51.5 million (50.1%) over sales in the same period of the prior fiscal year. The increase was due primarily to $47.9 million of sales generated by the Communications segment, which did not exist prior to April 30, 1995. Aerospace segment sales for the nine months ended July 31, 1996 increased by $3.5 million (4.0%) over sales in the same period of the prior fiscal year, due to increased sales in commercial aircraft aftermarket and industrial product lines.

Gross margin. The Company's gross margin for the nine months ended July 31, 1996 as a percentage of sales was 42.1%, compared to 43.3% for the same period of the prior fiscal year. The gross margin for the nine months ended July 31, 1996 consists of Communications segment gross margin of $28.3 million (46.3% of sales), and Aerospace segment gross margin of $36.6 million (39.4% of sales). Communications segment margin as a percentage of sales decreased from 47.2% in 1995 to 46.3% in 1996 because lower margin products (service and support related) comprised a higher proportion of total Communications revenues due to delayed releases of new products during the nine months ended July 31, 1996. The decrease in Aerospace segment gross margin percentage from 1995 (42.8% of sales) to 1996 (39.4% of sales) is due to decreased margins on defense electronics products and the absence in 1996 of several items which contributed $4.4 million to gross margin in 1995, offset by increased margins and improved manufacturing yields on commercial aircraft aftermarket and industrial product lines. Aerospace segment gross margin for the nine months ended July 31, 1995 included a contract claim settlement of $1.1 million, a credit of approximately $1.5 million for income from the Company's defined benefit pension plan and a $1.8 million recovery related to the Company's insurance claim for damage from the 1994 Northridge, California earthquake. Without these items, Aerospace segment gross margin would have been 37.7% of sales during the first nine months of 1995. Approximately $0.6 million of pension income was reclassified from SG&A expense to cost of sales in the third quarter of 1995.

Engineering and Development. Engineering and development expenses for the nine months ended July 31, 1996 increased by $9.4 million from the same period of the prior fiscal year. Engineering and development expenses for 1996 consist of Communications segment expenses of $11.9 million (19.5% of sales) and Aerospace segment expenses of $2.0 million (2.1% of

                                     (14)

- ---------------------------------

sales). Communications segment engineering and development expenses increased by $9.6 million from 1995 to 1996 due to the Xyplex acquisition in April 1996 and a full nine months of expense for WCI in 1996 compared with only three months of WCI expense in 1995. To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. Aerospace segment engineering and development expenses decreased by $0.1 million from 1995 to 1996.

Selling, General and Administrative. SG&A expenses for the nine months ended July 31, 1996 increased by $24.5 million from the same period of the prior fiscal year, from 25.8% of sales in 1995 to 33.1% of sales in 1996. Communications segment SG&A expenses for the nine months ended July 31, 1996 were $27.0 million (44.1% of sales), which included amortization expense of $4.2 million related to goodwill and intangible assets. Communications segment SG&A expenses for the nine months ended July 31, 1995 were $4.2 million (33.1% of sales), which included amortization expense of $0.4 million related to goodwill and intangible assets.

Aerospace segment SG&A expenses were $16.5 million (17.8% of sales) for the nine months ended July 31, 1996 compared with $16.8 million (18.7% of sales) for the same period in 1995. In the nine months ended July 31, 1996, Aerospace segment SG&A expenses as a percentage of sales decreased due to streamlining actions in the defense electronics business unit and sales increases in commercial aircraft and industrial products which were more than proportional to expense increases. In the nine months ended July 31, 1995, Aerospace segment SG&A expenses reflected a credit of approximately $0.5 million for income from the Company's defined benefit pension plan and a $1.3 million recovery related to the Company's insurance claim for damage from the 1994 Northridge, California earthquake. Without these items, Aerospace segment SG&A expenses would have been 20.8% of sales during the first nine months of 1995. Approximately $0.6 million of pension income was reclassified from SG&A expense to cost of sales in the third quarter of 1995.

Restructuring costs. During the nine months ended July 31, 1996, the Communications segment incurred costs of $0.9 million related to streamlining Xyplex and integrating with WCI. Additional costs will be incurred in the fourth quarter of 1996. The Aerospace segment incurred costs of $0.5 million during the nine months of 1996 related to the streamlining of the Company's defense electronics business unit. The Aerospace segment is expected to incur restructuring expenses in the fourth quarter of fiscal 1996, and in the first quarter of fiscal 1997 due to the move of its Safety Systems Division from Concord, California to Simi Valley, California to further consolidate segment operations.

                                      (15)

- ---------------------------------

Interest Expense. Interest expense increased to $7.1 million for the nine months ended July 31, 1996 from $4.2 million in 1995 primarily as a result of incremental debt related to the acquisition of WCI and Xyplex.

Income Taxes. The Company's effective tax rate for the nine months ended July 31, 1996 was 37.5%, compared to an effective tax rate of 40.5% for the same period of the prior fiscal year. The nondeductibility of goodwill (WCI in 1995) increases the effective tax rate for periods with taxable income by increasing the tax provision with respect to income before taxes. The nondeductibility of goodwill (WCI and Xyplex in 1996) in a period with taxable losses decreases the effective tax rate by decreasing the tax benefit with respect to losses.

ACQUISITION
- -----------

On April 10, 1996, the Company acquired all of the capital stock of Xyplex, a wholly-owned subsidiary of Raytheon Company ("Raytheon"). Xyplex is a producer of high-speed internetworking equipment, terminal servers and shared media products for business local area networks. Xyplex also provides remote access products that interconnect with phone companies' wide area networks. The purchase price was $67.5 million in cash, subject to certain adjustments, and $50.0 million in the form of 1,974,333 newly issued shares of the Company's common stock. Other direct costs associated with the acquisition were approximately $1.4 million. The cash paid to Raytheon was obtained under an amendment to the Company's credit facility entered into on April 10, 1996. The acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996.

The valuation of assets acquired and liabilities assumed is preliminary and subject to further review and change as the Company's integration plans for Xyplex are finalized. The transaction resulted in the acquisition of intangible assets valued at $37.2 million which will be amortized on a straight-line basis over periods ranging from five to fifteen years, goodwill of $61.7 million which will be amortized on a straight-line basis over twenty years, and accrued liabilities assumed of $16.6 million. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date.

Sales of Xyplex products and services contributed substantial revenues to the Company beginning in the third quarter, as well as resulting in increased operating expenses. A significant portion of the increase in operating expenses for the nine months ended July 31, 1996 over the nine months ended July 31, 1995 was due to the acquisition of Xyplex and the 1995 acquisition of Hughes LAN Systems, Inc.

                                      (16)

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

On April 10, 1996, in conjunction with the purchase of Xyplex, the Company borrowed an additional $76.5 million under its amended credit facility with its existing bank. The amended credit agreement consisted of an $85.0 million revolving credit facility with a five-year term and an $85.0 million term loan repayable in quarterly installments over five years. The cash payment to Xyplex on April 10, 1996 was $67.3 million.

At July 31, 1996, the Company's debt totaled $165.2 million, which consisted of $66.0 million of loans under the revolving credit facility, $83.0 million under the term loan, $15.0 million of convertible subordinated debt, and $1.2 million of other debt. In addition, there were $11.1 million of letters of credit outstanding under the revolving credit facility. The Company was not in compliance with one of its financial ratio covenants at July 31, 1996. On September 9, 1996, the Company obtained a waiver of the default up to, but not including the end of fiscal 1996. Consequently, bank debt in the amount of $139.5 million, which otherwise would have been classified as noncurrent, has been classified as current. The Company and its bank lending group are currently discussing an amendment of such financial ratio covenants. However, there can be no assurance that an amendment will be obtained. In the event that an amendment is not obtained, the Company may need to undertake alternative measures which may include refinancing its credit facility, selling assets, or issuing debt or equity securities. Such alternative measures may be more expensive than the Company's current bank financing. If such alternative measures are not achieved, the bank lending group may elect to pursue its remedies, including accelerating the total bank indebtedness.

If the amendment mentioned above is obtained, the Company believes that its existing cash and available credit will be adequate to meet future operating cash needs. It is anticipated that the Company will generate sufficient cash flow to service debt under an amended credit facility. The cash flow required to service the Company's debt will reduce its liquidity, which may in turn reduce its ability to fund internal growth, additional acquisitions, and capital improvements.

Debt as a percent of total capitalization (stockholders' equity plus debt) was 53.5% at July 31, 1996, compared with 42.8% at October 31, 1995. The increase in debt was primarily due to the acquisition of Xyplex. The current ratio at July 31, 1996 was 0.80, compared with 2.44 at October 31, 1995, while working capital was ($41.3) million at July 31, 1996, compared with $72.3 million at October 31, 1995. The decreases in the current ratio and working capital were due to the classification of bank debt as current debt because of the Company's noncompliance with one of the financial ratio covenants in its bank credit agreement at July 31, 1996 and, to a lesser extent, the acquisition of Xyplex. Excluding the debt reclassification, the current ratio would have been 2.44 and working capital would have been $98.2 million at July 31, 1996.

                                      (17)

- -------------------------------------------

Cash flow used by operations in the first nine months of 1996 was ($1.4) million, compared to cash flow provided by operations of $14.8 million in the first nine months of 1995. The $16.2 million decrease from 1995 to 1996 was due primarily to a decrease in net income of ($12.6) million, higher collection of old receivables in 1995, and increases in income taxes recoverable and deferred income tax assets, offset in part by higher depreciation, amortization and in-process research and development charges.

Capital expenditures during the first nine months of 1996 were $3.4 million, compared to $3.6 million for the same period in 1995. At July 31, 1996, there were approximately $0.9 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditures are subject to limitations by covenants contained in the Company's credit agreement. It is anticipated that the amounts permitted by the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

In April of 1996, the Company received a federal income tax refund related to 1987 and 1988 tax returns of $5.2 million and related interest income of $5.2 million. In July of 1996, the Company recognized a federal income tax refund for research and development tax credits related to its 1988 tax year of $0.5 million and related interest income of $0.3 million.

The Company's program for divestiture of its discontinued operations was substantially complete by the end of fiscal 1992. A 996-acre parcel of land, which was formerly used by a discontinued technology unit, remains. The land is located in the city of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September of 1995, the City granted entitlements necessary to develop this property as a mixed-use residential, commercial, and light industrial development. The initial term of the entitlements was ten years. In February of 1996, the City approved a development agreement which, among other things, extended the ten-year term of the entitlements to 20 years. The Company is evaluating the most advantageous means to realize the value of this asset. Cash expenditures related to this property were $3.2 million during the first nine months of fiscal 1996.

                                      (18)

EXHIBITS TO PART I
- ------------------


I(a)   Calculation of Earnings (Loss) Per Share.

                                      (19)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                   CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (In thousands, except per share data)


                                                       For the Nine Months Ended
                                                                July 31,
                                                         ---------------------
                                                       1996                 1995
                                                     --------             --------
PRIMARY EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net income(loss)                                      $(8,946)              $3,628

Deduct:

  Dividends on $5.00 Cumulative
     Convertible Preferred Stock                            -                   (5)
                                                      -------               ------

Net income (loss) used in primary earnings
     per share calculations                           $(8,946)              $3,623
                                                      =======               ======

AVERAGE COMMON AND COMMON EQUIVALENT SHARES

Weighted average number of common shares
  outstanding                                           9,704                8,517

Common equivalent shares:
  Series D Participating Convertible
     Preferred Stock                                        -                  292
Stock options included under treasury
  stock method                                              -                  800
                                                      -------               ------

TOTAL                                                   9,704                9,609
                                                      =======               ======

Primary Earnings (Loss) Per Share                     $ (0.92)              $ 0.38
                                                      =======               ======


NOTE

Common equivalent shares have been excluded from the 1996 calculations as they would have reduced the loss per share.

Unaudited

                                      (20)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
             CALCULATION OF EARNINGS (LOSS) PER SHARE (Continued)
                     (In thousands, except per share data)

                                                       For the Nine Months Ended
                                                                July 31,
                                                         ---------------------
                                                       1996                 1995
                                                     --------             --------

FULLY DILUTED EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net income (loss) used in primary earnings
     per share calculation (above)                   $(8,946)               $3,623

Adjustments:                                               -                     -

Net income (loss) used in fully diluted earnings
     per share calculations
                                                     -------                ------
                                                     $(8,946)               $3,623
                                                     =======                ======

AVERAGE SHARES USED TO CALCULATE FULLY DILUTED
     EARNINGS (LOSS) PER SHARE

Average common and common equivalent shares (above)    9,704                 9,609

Add:
     Additional stock options included under
       treasury stock method                               -                   107
     Additional shares assuming conversion
       of subordinated convertible debt                    -                     -
                                                     -------                ------
TOTAL                                                  9,704                 9,716
                                                     =======                ======

Fully Diluted Earnings (Loss) Per Share              $ (0.92)               $ 0.37
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

Common equivalent shares have been excluded from 1996 calculations and additional shares assuming conversion of subordinated convertible debt have been excluded from 1996 and 1995 calculations as antidilutive.

Unaudited

                                      (21)

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits. *

       10.1 First Amendment and Waiver, dated as of September 9, 1996 among Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders.

       10.2 Amendment No.1 to Whittaker Corporation Partnership Plan, dated as of June 21, 1996.

       11. Statements re computation of per share earnings for the nine months ended July 31, 1996 (Exhibit I(a) of Part I to this Form 10-Q).

       22.    See Part II, Item 4 of this Form 10-Q.

       27.    Financial Data Schedule.

____________
* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

                                      (22)

(b)    Reports on Form 8-K.

       A report on Form 8-K/A was filed on June 25, 1996, by which the Company filed the financial statements required to be filed with respect to its acquisition of Xyplex, Inc. pursuant to Item 7(a)(4) of Form 8-K.

       A report on Form 8-K was filed on August 29, 1996. The form reports, in
       Item 5 thereof, the Company's earnings for its third fiscal quarter, ended July 31, 1996.

                                      (23)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WHITTAKER CORPORATION



Date:  September 13, 1996              By: /s/ Gerald E. Finnell
                                       -------------------------
                                       Gerald E. Finnell, Vice President &
                                              Chief Financial Officer

                                      (24)

                                 EXHIBIT INDEX


                                                                                         SEQUENTIALLY
EXHIBIT NO.  *                             DESCRIPTION                                   NUMBERED PAGE
- -----------                                -----------                                   -------------
    10.1           First Amendment and Waiver, dated as of September 9, 1996 among
                   Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders.

    10.2           Amendment No.1 to Whittaker Corporation Partnership Plan, dated as of June 21, 1996.

    11. Statements re computation of per share earnings for the nine months ended July 31,1996 (Exhibit I(a) of Part I to this
                   Form 10-Q).

    22.            See Part II, Item 4 of this Form 10-Q.

    27.            Financial Data Schedule.

________

* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

                                     (25)