Form 10-K
period 1996-10-31
WHITTAKER CORP
filed 1997-01-29
CIK 106945

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ---------------
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                ---------------
FOR FISCAL YEAR ENDED OCTOBER 31, 1996             COMMISSION FILE NUMBER 1-5407

                             WHITTAKER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                 95-4033076
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

        1955 N. SURVEYOR AVENUE                            93063
        SIMI VALLEY, CALIFORNIA                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 526-5700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
          -------------------                      -------------------
 Common Stock, par value $.01 per share          New York Stock Exchange
                                                 Pacific Stock Exchange

   Series A Participating Cumulative             New York Stock Exchange
    Preferred Stock Purchase Rights              Pacific Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]    NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $131,520,142 as of December 31, 1996.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,149,473 shares of Common Stock as of December 31, 1996.

================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

                                                                       WHERE
                Document                                            INCORPORATED
                --------                                            ------------

Definitive Proxy Statement for the Annual Meeting of Stockholders      Part III
  to be held April 4, 1997 to be filed pursuant to Section 14(a)
  of the Securities Exchange Act of 1934 (the "Proxy Statement")

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

   Whittaker Corporation ("Whittaker" or the "Company") was incorporated in California in 1947 and became a Delaware corporation in 1986. Whittaker maintains its principal executive and administrative offices at 1955 N. Surveyor Avenue, Simi Valley, California 93063 (telephone number 805-526-5700).

   The Company has been active during fiscal 1996 in the aerospace business, including defense electronics, and in the data networking and communications business. The Company's Aerospace Group develops, manufactures and markets proprietary fluid (pneumatic, hydraulic, and fuel) control valves and control systems and fire and overheat detection products and systems for aircraft, land-based gas turbines, and other industrial applications, and defense electronic products and systems. The Company's Communications division develops remote access and other wide-area network ("WAN") and local-area network ("LAN") products and systems for general business communications applications and provides professional services for the integration of hospital data networks. For the fiscal year ended October 31, 1996, the Company's total sales were $221.9 million, of which 59% were generated by the Aerospace Group and 41% were generated by the Communications division. Set forth below is a description of these two business areas.

AEROSPACE GROUP
---------------

   The business and operations which comprise the Aerospace group are conducted by the Company's defense electronics and industrial products units.


PRODUCTS

   Principal applications and representative products of the Company's Aerospace group include:

   Fluid and Pneumatic Controls. The Company designs and manufactures a broad range of fluid control devices for both commercial and military aircraft. The products are designed to control pneumatic, hydraulic and fuel flows in aircraft systems. In commercial applications, they are used on virtually all Boeing, McDonnell Douglas, and AirBus commercial aircraft, and virtually all other aircraft and jet engines manufactured in the world, with the exception of those manufactured in the former Communist countries. In addition, commercial and industrial applications include ground fueling devices for airports and valving systems, heat exchangers, and fuel skids for land-based gas turbines, off-shore oil platforms, and petrochemical complexes. In military applications, the products are used on military transports, bombers, helicopters, fighters and landing craft. Both commercial and military applications include aircraft turbine engines built by General Electric, Rolls Royce and Pratt & Whitney. Sales of fluid control products were $73.9 million in fiscal 1996, $59.5 million in fiscal 1995 and $52.9 million in fiscal 1994.

   Fire and Overheat Detectors. The Company designs and manufactures continuous length pneumatic fire and overheat detectors as well as optical flame and smoke detectors and systems for commercial and military aircraft and gas turbine engines. This equipment is widely used on a broad spectrum of aircraft manufactured by Boeing, AirBus, McDonnell Douglas, Northrop Grumman and many small manufacturers, as well as on small naval vessels, helicopters, and railcars. The aircraft range from large commercial transports to small commuter aircraft, private twin engine airplanes, helicopters, military fighters and transport aircraft. The fire and overheat detectors are used on aircraft engines manufactured by General Electric, Pratt & Whitney and Rolls Royce. Industrial applications of such products include complete fire protection systems for vehicles, gas turbine powered pumping and electric power generation applications, as well as large scale systems to protect oil platforms and refineries. Sales of fire and overheat detectors and systems were $21.8 million in fiscal 1996, $21.8 million in fiscal 1995, and $10.5 million in fiscal 1994, the year during which the Company acquired this business.

   Command, Control and Communications. The Company designs and manufactures electronic systems for command, control and communications, including display and analysis systems, digital data lines, signal data converters, tactical simulation systems, and wide-band encrypted secure voice and data systems that permit secure communications. The Company also has developed modular software that is designed to be portable to any real-time operating system. A user-friendly, window-based display and a unique table-driven architecture provide easy interface between various equipment and facilitate the addition of new equipment. Sales of command, control and communications systems were $7.7 million in fiscal 1996, $18.9 million in fiscal 1995, and $24.5 million in fiscal 1994.

   Radio Frequency/Survivability Systems. The Company designs radar countermeasure systems and electronic combat systems that provide radar and proximity fuse jamming using an internally developed radio frequency memory unit. Experience in technique development was used by the Company to invent a proprietary monopulse radar countermeasures generator that is applicable to most modern jamming systems. Based on this technology, the Company is under contract with the United States Army to develop enhancements to a Company-designed and produced electronic protection system, the Shortstop Electronic Protection System ("SEPS"), that prematurely detonates incoming artillery, mortar and other proximity-fused weapons, significantly enhancing the survivability of personnel and high value assets. Other radar surveillance and tracking systems of the Company, including replicas of enemy radar systems, are used in tactical training, including the production of airborne pods that provide real time simulations for air combat crew training.

   Other Electronics Products. The Company designs and manufactures high reliability silicon dioxide insulated coaxial and multiple conductor cable systems which permit broad-band data transmission and control function operation in extreme environments. Atmospheric monitoring systems are produced for timely warning of emergency conditions. Applications for these technologies include signal transmission and control functions inside nuclear power plants and reactors, power and control monitoring and electronic valve control at oil refineries, extreme environmental condition cable applications near jet engines, and critical connections in airborne electronic countermeasure systems.

PRODUCT DEVELOPMENT

   In 1996, the Company completed development of several products for the industrial market. The Company developed and produced its first gas turbine fuel skid. This device employs a number of valves, instruments and associated plumbing which connect a gas turbine to its fuel supply and regulates the fuel flow in response to an electronic fuel controller to control the speed and output of the engine. The Company also completed the development of a liquefied natural gas fuel nozzle under a contract with DARPA, which will be used to refuel automobiles and other vehicles which are powered by low polluting liquefied natural gas.

   The Company also developed new products for the aircraft market. The Company completed the qualification and initial deliveries of the fire detection system for the third generation Boeing 737. The system utilizes a newly designed, customer friendly electronic controller, lighter weight product, and uses an improved detection system. The Company also completed the development and initial deliveries of the cargo compartment ventilation and heating valves for the Boeing 777. This was a rapid development resulting from a system requirement change that surfaced during the initial operation of the aircraft in service.

   The Aerospace group spent $2.5 million, $3.4 million and $2.7 million on research and development activities in fiscal 1996, 1995 and 1994, respectively.

MARKETS AND CUSTOMERS

   Sales to commercial customers, including foreign customers, were the major contributor to Aerospace sales and profit in 1996. In past years, the principal contributor to sales and profit for the Aerospace group had been the United States Government and its prime contractors. Sales directly or indirectly to the United States Government, primarily under military procurement contracts, continued to decrease as a percentage of Aerospace sales, dropping to 35% of sales in 1996 compared to 41% of sales in 1995 and 49% in 1994. Export sales to customers outside the United States continued to increase, representing 25% of Aerospace sales for 1996, compared to 23% in 1995 and 20% in 1994.

   The Company has been able to achieve increased sales of its aircraft fluid and pneumatic control devices over the past three years despite relatively low new aircraft build rates in 1994 and 1995. Increased emphasis has been placed on expanding sales from overhaul repairs, retrofits, upgrades and spare components to end-users such as airlines, cargo carriers, maintenance stations, military bases and government agencies. New aircraft production is now rising, which may continue to contribute to an improved business climate for these Company products. The Company has also positioned itself for continued growth in the Aerospace segment by expanding its product offerings through acquisitions and growth in related markets, including fire and overheat detection equipment and industrial markets. During fiscal 1996, the Company continued to market its products to manufacturers of industrial, land-based gas turbines, resulting in increased sales to industrial customers in 1996 compared to 1995.

   In certain geographic areas and for certain products, sales are often made indirectly through independent representatives or distributors.

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


BACKLOG

   At October 31, 1996, Aerospace Group backlog totaled $60.6 million (compared to $66.9 million at October 31, 1995), of which $6.3 million is not expected to be filled within fiscal 1997. Aerospace backlog includes no unfunded amounts relating to government contracts.


COMPETITION

   The military and commercial industries in which the Aerospace Group operates are generally highly competitive, with competition centering on price, technical innovation, product performance and product support. Competitors of the Company in such markets may have substantially greater financial resources, research and design capabilities, and manufacturing capacity.


COMMUNICATIONS DIVISION
-----------------------

   The business and operations of the Communications division are conducted by Xyplex Networks, the combined organization of Whittaker Communications, Inc. and of Xyplex, Inc., which was acquired in April 1996. Xyplex Networks is a leading provider of network access solutions for the enterprise edge market. The Company designs, develops and markets a comprehensive line of networking products that allow its customers a migration path from their existing legacy infrastructures to new and emerging data networking architectures. In addition, the Company offers high-performance Ethernet and Asynchronous Transfer Mode
(ATM) Local Area Network switching and hub products and provides a full range of network design, consulting, integration, and support services for small businesses and large enterprise-wide solutions.

   The local area network (LAN) market was born in the 1980's as mainframe dominance was being seriously challenged by departmental minicomputers supporting multiple users through terminals and personal computers. Decentralized computing brought many advantages, but limitations on sharing information and communicating quickly became evident. LANs provided the foundation for cooperative computing concepts, better resource sharing, and the further dissemination of computing power throughout businesses, government agencies and schools.

   In the 1990's, new applications such as digital imaging, client/server, and multimedia have begun to tax the bandwidth of early LAN technologies such as Ethernet and Token Ring. The emergence of new technologies such as 100 megabit per second (Mbps) Fast Ethernet connectivity from the server to the desktop and ATM are critical in order to keep up with the demands of emerging applications. In addition, the recent rapid expansion of the Internet as well as e-mail, multimedia servers, fax, groupware, and video conferencing have made wide area networks (WANs) a commonplace phenomenon, with networking and computing brought to the masses.

   Looking forward, the development of the telecommunications infrastructure, deregulation under the Telecommunications Act of 1996, and the arrival of new technologies can enable high speed services to be brought to the home and business cost effectively. The xDSL (Digital Subscriber Line), V.34 (analog modem services), ATM, ISDN, and frame relay markets coupled with remote access software and switching have the capabilities for high volume deployment by businesses, carriers, alternative carriers and Internet Service Providers
(ISPs). There is potential for developments in the areas of wide area networking, the enterprise edge, and the Internet edge. The enterprise edge is the point in the network where the corporate network connects to the Internet (via an ISP or telecommunications carrier).


              [GRAPHIC DESCRIPTION OF THE ENTERPRISE EDGE MARKET]


PRODUCTS AND SERVICES

   Xyplex Networks is a leading provider of network access solutions for the enterprise edge market. Xyplex currently sells products that meet the needs of both the corporate "edge" and the Internet service provider "edge" and is well positioned to take a leadership role at this point in the network. The Company also offers high-performance Ethernet and ATM switching and hub products.

   Principal network access and internetworking products of the Company's Communications Division include:

   Network 9000(R) -- a multi-function 3-, 6- and 15-slot hub that enables the integration of routing, switching, access serving and media concentration technologies. Primarily used at the central site of corporate networks and at the edge of ISP networks, the Network 9000(R) supports any combination of Ethernet, Fiber Distributed Data Interface (FDDI), Token Ring, Integrated Service Digital Network (ISDN), ATM, local and remote bridge/router connectivity.

   Network 3000 -- a family of branch office routers that provides a modular, scaleable solution geared toward accessing the corporate network and the Internet from remote offices. Any combination of Ethernet, ISDN, Frame Relay and asynchronous connections is available. RouteRunner(TM) is a low-cost ISDN router designed to meet the WAN needs of small office home offices and branch offices such as doctor's offices or sales offices.

   MAXserver(R) -- a family of low-cost, scaleable remote access server solutions that enable terminals, PCs, modems, printers and other asynchronous devices to connect to the LAN and/or WAN. Ideal for supporting workgroups, the stackable MAXserver(R) offers 8-40 ports (and up to 280 ports in the modular Network 9000(R) solution) to provide network access locally and remotely via dial-up services. A variety of protocols are supported including TCP/IP, IPX, and Appletalk. Security capabilities such as Kerberos, RADIUS, SecurID, password and dial-back are also offered.

   ControlPoint(TM) -- Xyplex Networks' SNMP-based network management application that enables network managers to remotely manage the Company's hubs, routers and access servers via the industry standard SunNet Manager and HP OpenView platforms, and FocalPoint -- a graphical users interface (GUI) configuration tool for Xyplex Networks routers that helps network managers configure internetworks through point and click operations.

   Principal LAN switching and hub products of the Company's Communications division include:

   Network 9000(R) -- a hub equipped with a SwitchPlane(TM) fabric that provides an internal bandwidth of up to 8.4 Gbps to support a large number of non-blocking LAN switch ports. Switching functions are provided by the 610 LAN Switch Processor modules and 600 Series Switching I/O modules. The product supports Ethernet (10 or 100 Mbps) as well as wide area connections.

   Model 6701 and 6801 -- low-cost, high-performance standalone Ethernet workgroup switches, designed for use as workgroup switches or small collapsed backbones and providing 16-ports of 10 Mbps LAN switching with optional slots for 100Base-TX, 100Base-FX and FDDI connectivity for server or backbone connections. These switches are manufactured by Plaintree Systems under an Original Equipment Manufacturers' ("OEM") agreement.

   Enterprise Hub(TM) -- an ATM switching device, available in 5 and 14-slot chassis, providing up to 155 Mbps switching for connections to other Enterprise Hubs(TM), legacy LANs, server clusters and bandwidth-hungry workstations. The Enterprise Hub(TM) offers scaleable bandwidth, high reliability, low cost of entry and an incremental and modular upgrade to ATM technology. Any mix of hot-swappable Ethernet, Token Ring, FDDI and ATM modules is offered. The ATM Enterprise Hub(TM) is able to integrate legacy LANs such as Token Ring, Ethernet and FDDI, and migrate customers to the new high speed services of ATM. This product is particularly well-suited to the healthcare sector, a industry that has experienced significant growth of information technology expenditures.
Sales of Enterprise Hubs(TM) were $30.3 million in fiscal 1996 and $23.4 million in fiscal 1995, the year in which the Company acquired Whittaker Communications, Inc.

   Xyplex Networks also offers a wide range of service and support programs to help customers install and manage their networking equipment and a spectrum of professional services focused on designing and maximizing the customers' networking. These services include installation, network integration, consulting, project management and training and a full range of integration and support with full turn-key networking solutions, including the integration of third-party products and services with the Company's own products and services.

PRODUCT DEVELOPMENT

   The internetworking and remote access engineering development efforts are focused on network access, network management products and enterprise and ISP edge products. Future products will continue to leverage the Company's switching, routing, access server software and high performance transmission (i.e. ATM) expertise. In order to extend the breadth of the network access product lines, Xyplex Networks will continue to develop partnerships with leading edge suppliers of complementary technology.

   The next generation of products from Xyplex Networks are being designed to recognize the requirement to increase speeds over the wide area network. This will involve leveraging the Company's strong remote access and routing software and ATM background and building products which combine the two. It will also require the integration of digital modems and xDSL technologies in the future.

   The Communications division spent $17.5 million on research and development activities in fiscal 1996 and $4.3 million in fiscal 1995, the first year of the Company's Communications division.

MARKETS AND CUSTOMERS

   Xyplex Networks' customers are network managers from Fortune 5000 companies from virtually all industries, including manufacturing, professional services, finance, defense, petrochemicals, technology and telecommunications. The Company has a strong presence the healthcare sector, with equipment installed more than 1000 major hospitals and healthcare provider organizations worldwide. In addition, Xyplex Networks has a substantial installed base in municipal governments and education (both K-12 and higher education) and has made significant inroads among mid-size ISPs.

   The Company's customers are migrating from mainframe-centric networks to a distributed computing network supporting multiple-remote sites via client-server applications. The networks they are building support a hybrid of technologies ranging from Ethernet, FDDI, and ATM.

   Xyplex Networks sells to customers through direct and indirect channels, including value-added resellers, distributors, systems integrators and OEMs.
The Company operates sales offices in the United Kingdom, South Africa, Germany, France, Asia, and Latin America. In fiscal 1996, approximately 34% of Xyplex Networks' sales were derived from customers outside the United States.

MANUFACTURING AND SUPPLIERS

   Xyplex Networks' primary manufacturing, including purchasing, testing, final assembly, and quality assurance, has been conducted at its Boxborough, Massachusetts and Santa Clara, California facilities. Manufacturing is currently being consolidated in the Boxborough facility. In addition, the Company plans to close its Santa Clara facility in early 1997 and integrate those operations into its Littleton facility. Xyplex procures 90% of its product content in the form of products and subassemblies through subcontractors.

PATENTS, LICENSES AND RELATED MATTERS

   Xyplex Networks relies on U.S. and foreign patents, copyrights, trademarks and trade secrets to establish and maintain proprietary rights in its technology and products. Although Xyplex Networks believes that its patents and applications have value, it also believes that its competitive position depends primarily on the innovative skills, technological expertise and management abilities of its employees.

   Many of Xyplex's products are designed to include software or other intellectual property licensed from third parties. Xyplex Networks actively seeks to license software that promotes the compatibility of its products with industry standards, including standard protocols and architectures. The loss of rights in software or other intellectual property licensed from a third party and designed into a particular product might disrupt or delay Xyplex's distribution of that product. Although it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Xyplex Networks believes that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms.

BACKLOG

   Xyplex Networks manufactures its products based upon its forecasted demand of its customers worldwide and maintains some inventories of finished products in advance of receiving orders from its customers. Product orders are generally placed by the customer on an as-needed basis and products are usually shipped within two days to two weeks after receipt of an order. Such orders generally may be rescheduled or canceled by the customer without significant penalty. Accordingly, Xyplex does not maintain a substantial backlog, and backlog as of any particular date may not be indicative of actual sales in any succeeding period. At October 31, 1996, Xyplex's backlog totaled $9.8 million, all which is expected to be filled in fiscal 1997.

COMPETITION

   Competition in the network systems business, formerly characterized by niche-based competitors focused on a single industry segment, has shifted toward more broad-based suppliers offering multiple product lines. This has been achieved through mergers and acquisitions, joint marketing agreements and internally developed products. This industry consolidation will likely continue, intensifying competition among a small group of companies with broad product offerings.

   The network access market has experienced significant growth over the past year, and hardware-based solutions dominate this market today. Principal competitors include Cisco Systems, Novell, Shiva, Ascend, and Bay Networks. Xyplex Networks is a significant player in this market segment. The router market's growth also continues strong despite mounting pressure from LAN switching and the saturation of customer internetworks. Customers are adopting lower-priced routers as organizations expand their enterprise internetwork beyond larger sites and out on the Internet. Currently, the router market is dominated by Cisco Systems, Bay Networks and 3Com with their high-end and mid-range product segments. Xyplex is a challenger in the mid-range and low-end router segment.

   Xyplex Networks participates in the LAN switching market at the high-end segment with the ATM Enterprise Hub(TM), which solves network bandwidth limitations for an extended number of LANs located in a building or campus backbone environment. The Enterprise Hub(TM) was the first hub designed with ATM from the ground up. Xyplex shares the high-end segment with three major players: Cisco, Fore Systems, and 3Com. In the intelligent hub market, Xyplex's Network 9000(R) continues to compete with Cabletron Systems, 3Com and Bay Networks hubs. Xyplex was the first vendor to deliver an integrated suite of functions ranging from LAN concentration to access server through the Network 9000.

   Several of Xyplex Networks' competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities and greater financial, technological and personnel resources than those available to Xyplex Networks. However, Xyplex has a broad product line well integrated and supported by its ControlPoint(TM) network management platform. The Company believes that this product line, coupled with the Company's reputation for customer-focused service, will allow Xyplex Networks to continue to compete. There can be no assurance, however, that Xyplex Networks will be able to compete successfully in the future with existing or new competitors.

   Xyplex(R), Network 9000(R) and MAXserver(R) are registered trademarks of Xyplex Networks. ControlPoint, RouteRunner(TM) and Enterprise Hub(TM) are trademarks of Xyplex Networks. All other trademarks are the property of their respective companies.

DISCONTINUED OPERATIONS

   Since the beginning of the Company's divestiture program in 1989, the Company has sold or spun off its Anjac/Doron, Duall/Wind, Chemical Coatings, Heico Chemicals, Park Chemical, Ram Chemicals, Special Chemicals, Technibilt, Water Management, Whittaker Metals, Winters Industries, Yardney Electric Corporation, and BioWhittaker units. The divestiture program has been substantially completed. Remaining to be divested is a 996-acre parcel of land formerly used, until 1987, by the Company's former Bermite division, a discontinued technology unit. The land is located in the City of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the city granted the entitlements necessary to develop this property as a mixed-use, residential, commercial, and light industrial development. In February 1996 the city approved a Development Agreement which, among other things, extended the ten-year life of the entitlements to over 20 years. See Note 3 to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K for information about the parcel remaining to be divested.

ACQUISITIONS

   On April 10, 1996, the Company acquired all of the stock of Xyplex, Inc. from Raytheon Company for a purchase price of $67.5 million in cash, subject to certain adjustments, and $50.0 million in the form of 1,974,333 newly issued shares of the Company's common stock. The cash paid to Raytheon was obtained under an amendment to the Company's credit facility entered into on April 10, 1996. See Note 2 to the Consolidated Financial Statements in Part II, Item 8, for additional information regarding acquisition. The Company intends to continue its strategy of growth by selective acquisitions that complement the Company's existing businesses and product lines at such time as the Company's financial condition makes such acquisitions feasible.

ENVIRONMENTAL

   Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Company, nor is the Company estimating any material capital expenditures for environmental control facilities in fiscal 1997 or 1998.

EMPLOYEE RELATIONS

   As of October 31, 1996, the Company employed approximately 1,150 persons in its businesses, about 5% of whom were represented by labor organizations. The Company believes that it has generally good relations with its employees.

ITEM 2.  PROPERTIES.

   The Company's corporate headquarters are located in its facilities in Simi Valley, California, which consist of approximately 276,000 square feet in three buildings owned by the Company. The Company owns a 30,000 square foot production facility in Colorado.

   The Company also leases three facilities in California which consist of approximately 305,000 square feet under leases that expire from March 1997 to January 1999 and two facilities in Massachusetts which consist of approximately 146,000 square feet under leases that expire from 1997 to 1998. The Company has options to renew certain of these leases for various terms. Approximately 72% of the square footage is used for manufacturing, engineering, and product development, while the remainder is used for sales, marketing, and other general and administrative support.

   The Company also leases and occupies sales and technical support officers throughout the United States as well as in Europe, Mexico, Southeast Asia, and South Africa.

   The Company believes that in general its plants and equipment are adequately maintained, in good operating condition and adequate for the Company's present needs. The Company regularly upgrades and modernizes its facilities and equipment and expands it facilities as necessary to meet customer requirements.

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

   In nearly all of the environmental matters in which the Company is involved as a potentially responsible party, the Company contributed a very small amount (generally much less than 1%) of the total wastes treated or disposed of at these various treatment or disposal facilities and participates as a so-called "de minimis" party. De minimis parties are generally allowed to settle their potential liability for clean-up activities by agreeing with the state or Federal environmental authorities and the other, larger responsible parties to bear a share of the past and estimated future clean-up costs based on the volume of the waste each de minimis party contributed, plus a "premium" or "multiplier." These premiums or multipliers are designed to allow for the uncertainty of estimates of future costs and the desirability of settling liability early to avoid so-called transaction costs, i.e., the legal, consulting, and other expenses, which tend to consume a significant amount of the funds actually spent on the resolution of environmental matters.

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

   In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and clean-up activities at facilities currently or formerly occupied by its operating units. In the most significant of these sites, the Company has "clean closed" 13 of 14 facilities regulated under the Resource Conservation and Recovery Act at its former Bermite division in Santa Clarita, California. The Company is currently working to close the 14th of such facilities and to complete an investigation of the entire 996-acre property in anticipation of the development of the property for a planned mixed-use residential and commercial development.

   In 1996, the Company made cash expenditures of approximately $1.8 million on environmental matters, excluding expenditures for clean-up activities at its former Bermite division. This amount was charged to reserves for environmental contingencies which were previously established as part of the Company's divestiture and restructuring program for discontinued operations.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth the names, ages and positions of the current executive officers of the Registrant.

             NAME                  AGE                    POSITIONS
             ----                  ---                    ---------
   Joseph F. Alibrandi..........    68     President and Chief Executive Officer
   Richard B. Levin.............    46     Vice President and Chief Administrative Officer
   Lynne M. O. Brickner.........    44     Vice President and Secretary
   John K. Otto.................    42     Vice President and Treasurer
   Eva Jonutis..................    47     Controller
   Joseph J. Fernandes..........    62     President, Aerospace Group
   Michael C. Thurk.............    43     President, Xyplex, Inc. and Whittaker
                                           Communications, Inc.

   Mr. Alibrandi joined Whittaker in July 1970 as President and Director and served as Chief Executive Officer from November 1974 through January 1995. He became Chairman of the Board in December 1985 and has continuously served in such capacity since then. He was appointed President and Chief Executive Officer on September 30, 1996.

   Mr. Levin joined Whittaker in May 1994, at which time he was appointed Vice President, Chief Financial Officer and Secretary. Mr. Levin resigned as Chief Financial Officer in August 1996 and as Secretary in September 1996. He was appointed Chief Administrative Officer in October 1996. From 1978 until joining Whittaker, Mr. Levin was a practicing attorney with the law firm of Stutman, Treister & Glatt.

   Ms. Brickner joined Whittaker in September 1995 as Assistant General Counsel and Assistant Vice President. She was named Secretary and General Counsel in September 1996 and as Vice President in October 1996. Prior to joining Whittaker, Ms. Brickner was a practicing attorney with Kaye, Scholer, Fierman, Hays & Handler.

   Mr. Otto joined Whittaker in 1983 as Whittaker's Manager of Banking and Cash. He was named Assistant Treasurer in 1986 and Treasurer in 1988. He was appointed Vice President of the Company in December 1996.

   Ms. Jonutis joined Whittaker in 1974 as a cost accountant and served as its Director of Financial Services from 1987 to 1993. She rejoined Whittaker in October 1996 and was appointed Controller in December 1996.

   Mr. Fernandes joined Whittaker in July 1992 as President of Whittaker Controls, Inc. He was named President of Whittaker's Aerospace Group on November 1, 1995.

   Mr. Thurk joined Whittaker in June 1996 as President of Xyplex, Inc. and of Whittaker Communications, Inc. Prior to joining Whittaker, he was Senior Vice President of General DataComm.

   The term of office of each executive officer (except for Mr. Fernandes and Mr. Thurk, who serve at the discretion of the Board of Directors) will expire at the next annual meeting of the Board of Directors, which is scheduled to be held on April 4, 1997.

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

COMMON STOCKHOLDERS

   As of December 31, 1996 there were 5,240 registered holders of the Common Stock.

COMMON STOCK PRICES

   The following table sets forth the high and low sales prices of the Common Stock during Whittaker's two most recent fiscal years.

                                             QUARTER ENDED
                 ---------------------------------------------------------------------
                   JANUARY 31         APRIL 30           JULY 31         OCTOBER 31
                 ---------------   ---------------   ---------------   ---------------
                  HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW
                 ------   ------   ------   ------   ------   ------   ------   ------
1995..........   20 5/8   16 1/8   21 1/8   17 3/8   24 5/8   20       23 1/8   18
1996..........   24 3/4   16 7/8   26 3/8   22 1/4   23 1/8   13 5/8   14 3/4   13 1/8


DIVIDENDS

   Dividends of $0.25 were declared on each share of Series D Preferred Stock, for each quarter of fiscal 1995 and for the first two quarters of fiscal 1996. Dividends of $1.25 were declared on each share of the $5.00 Cumulative Convertible Preferred Stock ("$5.00 Preferred Stock") for the first two quarters of fiscal 1995. On April 28, 1995, all of the outstanding shares of $5.00 Preferred Stock were redeemed or converted into Common Stock. No dividends have been declared on the Common Stock during the two most recent fiscal years.

   Under the Company's current credit facility with a group of banks, there are restrictions that materially limit the amount of cash dividends that may be paid on the Common Stock. The Company may pay cash dividends on the Common Stock if the Company satisfies a minimum tangible net worth requirement and meets a cash flow test measured at the end of the fiscal quarter immediately preceding the payment of the dividend, and the cumulative amount of all cash dividends paid on the Common Stock does not exceed $100,000 plus 20% of the net income of the Company determined on a cumulative basis from May 1, 1996 through the end of the fiscal quarter immediately preceding the payment of the dividend. Furthermore, under the terms of the Company's 7% convertible subordinated note to Hughes Electronics Corporation, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of April 30, 1996, the Company's tangible net worth was less than $15 million and thus has not paid or declared dividends (including any quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. Thus, dividends on the Series D Preferred stock have been accrued since that date. In the foreseeable future, in light of the Company's current financial condition and its strategy of using earnings from operations to fund growth internally, the Company's present intention is to refrain from paying cash dividends on the Common Stock, even if the Company is otherwise able to do so under its current credit facility and its convertible subordinated note. See
Note 5 and Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further description of the Company's credit facility and of the convertible subordinated note.

SALES OF UNREGISTERED SECURITIES

   During the three most recent fiscal years, the Company has issued 1,974,333 unregistered shares of common stock to Raytheon on April 10, 1996. Such shares were issued as partial consideration for the Company's acquisition of Xyplex and the holders of such shares are subject to certain limitations set forth in the Stockholder's Agreement between Raytheon and the Company. The shares were issued in reliance upon Section 3(b) and 4(a) of the 1934 Act and Regulation D promulgated thereunder. A registration statement on Form S-3 covering the shares was filed by the Company on May 15, 1996.

TRANSFER AGENT AND REGISTRAR FOR COMMON STOCK

   CHASE MELLON SHAREHOLDER SERVICES
   85 Challenger Road
   Overpeck Centre
   Ridgefield Park, New Jersey 07660

RIGHTS AGENT FOR SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK PURCHASE
RIGHTS

   MELLON BANK N.A.
   Post Office Box 444
   Pittsburgh, Pennsylvania 15230

ITEM 6.  SELECTED FINANCIAL DATA.

                             WHITTAKER CORPORATION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               1996          1995          1994           1993          1992
                                            ---------      ---------     ---------     ---------      ---------
SUMMARY OF OPERATIONS

Sales...................................    $ 221,877      $ 159,479     $ 126,448     $ 115,386      $ 159,915
Income (loss) from continuing
 operations, before accounting change...    $ (17,127)     $   7,865     $  10,061     $   7,698      $  13,377

Cumulative effect of accounting change..           --             --            --     $   1,512             --
Income (loss) from discontinued
 operations.............................           --             --            --     $  (1,954)     $   2,300
Net income (loss).......................    $ (17,127)     $   7,865     $  10,061     $   7,256      $  15,677
Earnings (loss) per share
   Continuing operations, before
    accounting change...................    $   (1.70)     $     .82     $    1.06     $     .81      $    1.42
   Accounting change....................                          --            --           .16             --
   Discontinued operations..............                          --            --          (.21)           .24
   Net income (loss)....................    $   (1.70)     $     .82     $    1.06     $     .76      $    1.66
Average common and common equivalent
 shares outstanding (in thousands)......       10,065          9,625         9,502         9,491          9,407
Dividends per common share..............           --             --            --            --             --

OTHER DATA
Working capital.........................    $ (65,731)     $  72,272     $  79,983     $  73,924      $  85,926
Total assets............................    $ 379,484      $ 250,959     $ 209,307     $ 201,869      $ 218,279
Long-term debt..........................    $     453      $  70,694     $  54,742     $  56,782      $  66,644
Stockholders' equity....................    $ 131,136      $ 102,424     $  93,950     $  83,748      $  75,200
Current ratio...........................       0.69:1         2.44:1        3.18:1        2.77:1         2.74:1
Capital additions.......................    $   4,800      $   6,400     $   2,500     $   1,300      $   2,200
Stockholders of record..................        5,200          5,500         5,700         7,100          8,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS


 COMPARISON OF 1996 AND 1995

   Acquisition of Xyplex. On April 10, 1996, the Company acquired all of the capital stock of Xyplex, Inc. ("Xyplex"), a wholly-owned subsidiary of Raytheon Company ("Raytheon"). Xyplex is a producer of high-speed internetworking equipment, terminal servers and shared media products for business local area networks. Xyplex also provides remote access products that interconnect with phone companies' wide area networks. The purchase price was $67.5 million in cash, subject to certain adjustments, and $50.0 million in the form of 1,974,333 newly issued shares of the Company's common stock. Other direct costs associated with the acquisition were approximately $1.4 million. The cash paid to Raytheon was obtained from the Company's bank lending group pursuant to an amendment to the Company's existing credit facility entered into on April 10, 1996. The acquisition was accounted for as a purchase, and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996.

   The acquisition of Xyplex resulted in the acquisition of intangible assets valued at $39.2 million, which is being amortized on a straight-line basis over periods ranging from five to fifteen years, goodwill of $62.8 million which is being amortized on a straight-line basis over twenty years, and accrued liabilities assumed of $14.9 million. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date.

   Sales of Xyplex products and services contributed substantial revenues to the Company beginning in the third quarter, as well as resulting in increased operating expenses. A significant portion of the increase in operating expenses for 1996 over 1995 was due to the acquisition of Xyplex.

   Sales. The Company's sales for fiscal 1996 of $221.9 million increased by $62.4 million (39.1%) over sales of the prior fiscal year. The increase was due primarily to $61.0 million of additional sales generated by the Communications segment, which did not exist prior to April 30, 1995. Aerospace segment sales for fiscal 1996 increased by $1.4 million (1.1%) over sales of the prior fiscal year, due to increased sales of aircraft fluid and pneumatic controls devices substantially offset by reduced sales of defense electronics products and systems.

   The Company has been able to achieve increased sales of its aircraft fluid and pneumatic control devices over the past three years despite relatively low new aircraft build rates in 1994 and 1995. Increased emphasis has been placed on expanding sales from overhaul repairs, retrofits, upgrades and spare components to end-users such as airlines, cargo carriers, maintenance stations, military bases and government agencies. New aircraft production is on the rise, which may further contribute to an improved business climate for these Company products. The Company has also positioned itself for continued growth in the Aerospace segment by expanding its product offerings through acquisitions and growth in related markets, including fire and overheat detection equipment and industrial markets. During fiscal 1996, the Company continued its prior practice of marketing its aircraft fluid control and other aerospace products to manufacturers of industrial, land-based gas turbines, which are similar to jet engines.

   A reduced United States defense budget contributed to both the decline in sales to the U.S. government and delays in the receipt of new contract bookings in the Aerospace segment.

   Gross margin. The Company's gross margin for fiscal 1996 as a percentage of sales was 41.5%, compared to 43.6% for the prior fiscal year. The gross margin for fiscal 1996 consists of Communications segment gross margin of $42.6 million (46.5% of sales), and Aerospace segment gross margin of $48.6 million (37.3% of sales). Communications segment margin as a percentage of sales increased from 44.5% in 1995 to 46.5% in 1996 because of sales of higher margin products related to the 1996 Xyplex acquisition partially offset by an increased proportion of lower margin service and support revenues. The decrease in Aerospace segment gross margin percentage from 1995 (43.4% of sales) to 1996 (37.3% of sales) is due to decreased margins on defense electronics products and the absence in 1996 of several items which contributed $5.0 million to gross margin in 1995, offset by increased margins and improved manufacturing yields on commercial aircraft after market and industrial product lines. Aerospace segment gross margin for fiscal 1995 included a contract claim settlement of $1.1 million, a credit of approximately $2.1 million for income from the Company's defined benefit pension plan and a $1.8 million recovery related to the Company's insurance claim for damage from the 1994 Northridge, California earthquake. Without these items, Aerospace segment gross margin would have been 40.4% of sales for 1995. Approximately $0.6 million of pension income was reclassified from SG&A expense to cost of sales in the third quarter of 1995.

   Engineering and Development. Engineering and development expenses for fiscal 1996 increased by $12.2 million from the prior fiscal year. Engineering and development expenses for 1996 consist of Communications segment expenses of $17.5 million (19.1% of sales) and Aerospace segment expenses of $2.5 million (1.9% of sales). Communications segment engineering and development expenses increased by $13.2 million from 1995 to 1996 due to the Xyplex acquisition in April 1996 and a full year of expense for Whittaker Communications, Inc. ("WCI") in 1996 compared with only six months of WCI expense following its acquisition in April 1995. To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. Aerospace segment engineering and development expenses decreased by $1.0 million from 1995 to 1996, but are expected to grow somewhat in 1997.

   Selling, General and Administrative. SG&A expenses for fiscal 1996 increased by $39.0 million from the prior fiscal year, from 24.8% of sales in 1995 to 35.4% of sales in 1996, primarily due to the acquisition of Xyplex. Communications segment SG&A expenses for fiscal 1996 were $45.6 million (49.8% of sales), which included amortization expense of $6.9 million related to goodwill and intangible assets. Communications segment SG&A expenses for 1995 were $10.0 million (32.9% of sales), which included amortization expense of $1.0 million related to goodwill and intangible assets.

   Aerospace segment SG&A expenses were $31.4 million (24.1% of sales) for fiscal 1996 compared with $30.4 million (23.5% of sales) for 1995. In 1996, Aerospace segment SG&A expenses as a percentage of sales increased due to sales decreases in defense electronics products, credits, as described below, included in 1995 SG&A expenses partially offset by sales increases in commercial aircraft and industrial products which were more than proportional to expense increases and streamlining actions in the defense electronics business unit. In 1995, Aerospace segment SG&A expenses reflected a credit of approximately $0.5 million for income from the Company's defined benefit pension plan and a $1.3 million recovery related to the Company's insurance claim for damage from the 1994 Northridge, California earthquake. Without these items, Aerospace segment SG&A expenses would have been 24.9% of sales for 1995. Approximately $0.6 million of pension income was reclassified from SG&A expense to cost of sales in the third quarter of 1995.

   Restructuring Costs. During 1996, the Company incurred certain costs for restructuring, including severance payments of $2.3 million and move related costs of $0.3 million. The Communications segment incurred costs of $1.6 million related to streamlining Xyplex and integrating it with WCI. The Aerospace segment incurred costs of $1.0 million related to the streamlining of the Company's defense electronics business unit and the move of its Safety Systems Division from Concord, California to Simi Valley, California. The Aerospace segment is expected to incur additional restructuring expenses in the first quarter of fiscal 1997 in connection with the move of its Safety Systems Division.

   Interest Expense. Interest expense increased to $11.0 million for fiscal 1996 from $5.9 million in 1995 primarily as a result of higher interest rates and the incremental debt related to the acquisition of WCI and Xyplex.

   Income Taxes. The Company's effective tax rate for fiscal 1996 was 34.7%, compared to an effective tax rate of 39.6% for the prior fiscal year. The nondeductibility of goodwill (WCI in 1995) increases the effective tax rate for periods with taxable income by increasing the tax provision with respect to income before taxes. The nondeductibility of goodwill (WCI and Xyplex in 1996) in a period with taxable losses decreases the effective tax rate by decreasing the tax benefit with respect to losses.

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

   Gross margin for the Company increased in fiscal 1995 to $69.5 million, or 43.6% of sales, from $53.2 million, or 42.0% of sales in fiscal 1994. Gross margin for the Communications segment was 44.5% in fiscal 1995. Gross margin for the Aerospace segment increased to 43.4% of sales from 42.0% of sales in fiscal 1994. Affecting the comparability of the years were three items which had a net positive impact of $5.0 million on Aerospace gross margin in 1995, compared to $4.1 million in 1994. The first item was recognition in 1995 of $1.8 million of gross margin related to the Company's insurance claim for earthquake damage brought about by the January 17, 1994 Northridge, California earthquake. The second item was recognition in 1995 of $2.1 million of gross margin related to the Company's defined benefit pension plan, while related gross margin in 1994 was $0.6 million. This actuarially determined pension income is the result of an expected return on plan assets which exceeded the interest cost on the projected benefit obligation. The last item was a termination claim settlement which contributed $1.1 million of gross margin in 1995, compared to $3.5 million in 1994. When the effects of these items are removed from both years, Aerospace segment gross margin as a percentage of sales was 40.4% in 1995 compared to 40.1% in 1994.

   Engineering expenses for the Company as a percentage of sales increased to 4.9% in 1995 from 2.2% in 1994. This increase was due to the inclusion of six months of results of the Communications segment in 1995. Engineering expenses as a percentage of sales in the Aerospace segment increased to 2.7% in 1995, from 2.2% in 1994, due to up-front costs related to its industrial business product lines.

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


 GENERAL

   In fiscal 1996, 1995, and 1994, approximately 23%, 34%, and 49%, respectively, of the Company's sales were directly or indirectly attributable to the United States Government. All of these sales, with the exception of a minor amount in 1995, relate to the Aerospace segment. Companies engaged in supplying military equipment to the United States Government are subject to competition, changes in the continuing availability of Congressional appropriations, changes in contract timing and scheduling, complexity of designs and the potential for obsolescence, and other changes which may result from world events. A loss of Government business, although not anticipated by the Company, could have a material adverse effect on the Company's operations.

   In August 1994, the Company was awarded a cost-reimbursement contract, currently valued at $12.9 million, from the United States Army to develop three new versions of the Company's previously developed battlefield electronic countermeasures system, capable of detonating incoming artillery and mortar rounds, designated the Shortstop Electronic Protection System ("SEPS").
During 1996 and 1995, the Company met performance requirements and developed three full scale SEPS development models. The contract did not contribute a material amount of revenue to the Company in 1996 or 1995, but successful development of the new SEPS versions slated for delivery starting late in fiscal 1997 could, subject to all of the risks and uncertainties that apply to military procurement generally, as discussed above, result in subsequent SEPS production contracts, which could then have a material effect on the Company's sales.
There can be no assurance, however, whether or when any such contracts would be awarded.

FINANCIAL CONDITION

   On April 10, 1996, in conjunction with the purchase of Xyplex, the Company amended and increased its bank credit facility and borrowed an additional $76.5 million under such facility. At that time the amended credit agreement consisted of an $85.0 million revolving credit facility with a five-year term and an $85.0 million term loan repayable in quarterly installments over five years. The cash payment to Raytheon Company for the purchase of Xyplex on April 10, 1996 was $67.3 million.

   At October 31, 1996, the Company's debt totaled $161.9 million, which consisted of $65.0 million of loans under the revolving credit facility, $81.0 million under the term loan, $15.0 million of convertible subordinated debt, and $0.9 million of other debt. In addition, there were $12.2 million of letters of credit outstanding under the revolving credit facility. The Company was not in compliance with one of its financial ratio covenants under the credit agreement at July 31, 1996 and with several of the financial ratio covenants at October 31, 1996. The Company has obtained waivers of the defaults up to, but not including February 28, 1997. Consequently, bank debt in the amount of $136.0 million, which otherwise would have been classified as noncurrent, has been classified as current. The Company and its bank lending group are currently discussing alternatives for reducing the Company's bank debt. Some of these alternative measures may result in financing that is more expensive than the Company's current bank financing. If a reduction of the bank debt cannot be achieved, the bank lending group may elect to pursue its remedies, including acceleration of the total bank indebtedness. There is no assurance that in future periods, the Company will be in compliance with all of the financial covenants contained in its amended credit agreement or that additional waivers of the financial covenants will be obtained. Furthermore, acceleration of the debt under the bank credit agreement by the bank lending group upon the Company's failure to comply with a financial covenant would be an event of default under the $15 million 7% convertible subordinated note issued by the Company to Hughes Electronics Corporation as partial consideration for its purchase of WCI in 1995. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt.

   The Company believes that its existing cash and available credit will be adequate to meet future operating cash needs. It is anticipated that the Company will generate sufficient cash flow to service debt under its amended credit facility. The cash flow required to service the Company's debt will reduce its liquidity, which may in turn reduce its ability to fund internal growth, additional acquisitions, and capital improvements.

   Debt as a percent of total capitalization (stockholders' equity plus debt) was 55.3% at October 31, 1996, compared with 42.8% at October 31, 1995. The increase in debt was primarily due to the acquisition of Xyplex. The current ratio at October 31, 1996 was 0.69, compared with 2.44 at October 31, 1995, while working capital was ($65.7) million at October 31, 1996, compared with $72.3 million at October 31, 1995. The decreases in the current ratio and working capital were due to the classification of bank debt and the convertible subordinated note as current debt because of the Company's noncompliance with one of the financial ratio covenants in its bank credit agreement at July 31, 1996 and, to a lesser extent, the acquisition of Xyplex. Excluding the debt reclassification, the current ratio would have been 2.36 and working capital would have been $85.3 million at October 31, 1996.

   Cash flow provided by operations in 1996 was $0.4 million, compared to $20.8 million in 1995. The $20.4 million decrease from 1995 to 1996 was due primarily to a decrease in net income of $25.0 million, increases in deferred income tax assets and decreases in operating liabilities, offset in part by higher depreciation, amortization and an in-process research and development charge.

   Capital expenditures during 1996 were $4.8 million, compared to $6.4 million for 1995. At October 31, 1996, there were approximately $1.0 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditures are subject to limitations by covenants contained in the Company's credit agreement. It is anticipated that the amounts permitted by the covenants will be sufficient to allow the Company to continue to maintain and upgrade existing facilities.

   In April of 1996, the Company received a federal income tax refund related to 1987 and 1988 tax returns of $5.2 million and related interest income of $5.2 million. In July of 1996, the Company recognized a federal income tax refund for research and development tax credits related to its 1988 tax year of $0.5 million and related interest income of $0.3 million.

   The Company's program for divestiture of its discontinued operations was substantially complete by the end of fiscal 1992. A 996-acre parcel of land, which was formerly used by a discontinued technology unit, remains. The land is located in the city of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the City granted entitlements necessary to develop this property as a mixed-use residential, commercial, and light industrial development. The initial term of the entitlements was ten years. In February 1996, the City approved a development agreement which, among other things, extended the ten-year term of the entitlements to over 20 years. The Company is evaluating the most advantageous means to realize the value of this asset. Cash expenditures related to the environmental remediation of this property were $4.0 million during 1996.

   Subsequent Event

   In connection with the integration and streamlining efforts in the Company's Communications segment, the Company's Board of Directors on January 24, 1997, approved a plan that will result in a pre-tax charge currently estimated at $10 million during the first quarter of 1997. The charge will be taken to cover the one-time costs of closing its Santa Clara, California facility and integrating those operations into its Littleton, Massachusetts facilities. These one-time costs include severance payments associated with the consolidation and reduction of the combined workforces, the writedown of assets to net realizable value and other costs related to this consolidation. The Enterprise Hub product line will be sold through Xyplex Networks sales channels and will continue to be supported from the Littleton facilities.

   Statements made herein that are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The risk factors that could cause actual results to differ from the forward looking statements include delay in developing new programs and products, inability to qualify for new programs or to develop new products, loss of existing business and inability to attract new business and customers, reduced spending by commercial and defense customers and development of competing products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Whittaker Corporation

   We have audited the accompanying consolidated balance sheets of Whittaker Corporation as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whittaker Corporation at October 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


                                     ERNST & YOUNG LLP
Los Angeles, California
December 16, 1996

                             WHITTAKER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEARS ENDED OCTOBER 31,
                                                              -------------------------------
                                                             1996           1995           1994
                                                          ---------      ---------      ---------
                                                                   (DOLLARS IN THOUSANDS
                                                               EXCEPT FOR PER SHARE AMOUNTS)
Sales.................................................    $ 221,877      $ 159,479      $ 126,448
Costs and expenses
   Cost of sales......................................      129,890         89,974         73,286
   Engineering and development........................       19,964          7,741          2,720
   Selling, general and administrative................       78,562         39,608         30,429
   Acquired in-process research and development.......       11,700          3,250             --
   Restructuring costs................................        2,574            382             --
                                                          ---------      ---------      ---------
Operating income (loss)...............................      (20,813)        18,524         20,013

Interest expense......................................       11,018          5,897          3,967
Interest income.......................................       (6,299)          (568)          (568)
Other expense.........................................          684            169             82
                                                          ---------      ---------      ---------
Income (loss) before provision (benefit) for taxes....      (26,216)        13,026         16,532
Provision (benefit) for taxes.........................       (9,089)         5,161          6,471
Net income (loss).....................................    $ (17,127)     $   7,865      $  10,061
                                                          =========      =========      =========

Earnings (loss) per share                                 $   (1.70)     $    0.82      $    1.06
                                                          =========      =========      =========

        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                   AT OCTOBER 31,
                                                              -------------------------
                                                                1996            1995
                                                              ---------      ---------
                                                                (DOLLARS IN THOUSANDS)
CURRENT ASSETS
Cash...................................................       $   1,566      $     161
Receivables............................................          74,258         64,708
Inventories............................................          46,087         38,975
Prepaids and other current assets......................           2,319          2,053
Income taxes recoverable...............................           5,443          1,452
Deferred income taxes..................................          17,928         15,151
                                                              ---------      ---------
   Total Current Assets................................         147,601        122,500
                                                              ---------      ---------

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements.............................           5,770          5,770
Buildings and improvements.............................          29,010         27,503
Equipment..............................................          54,004         44,381
Construction in progress...............................           1,003            405
                                                              ---------      ---------
                                                                 89,787         78,059
Less accumulated depreciation and amortization.........         (46,421)       (36,641)
                                                              ---------      ---------
                                                                 43,366         41,418
                                                              ---------      ---------
OTHER ASSETS
Goodwill, net of amortization..........................          95,003         33,414
Other intangible assets, net of amortization...........          45,422         10,585
Notes and other noncurrent receivables.................           2,898          4,218
Other noncurrent assets................................          14,065         11,709
Assets held for sale or development....................          31,129         27,115
                                                              ---------      ---------
                                                                188,517         87,041
                                                              ---------      ---------
                                                              $ 379,484      $ 250,959
                                                              =========      =========

        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                   AT OCTOBER 31,
                                                              ------------------------
                                                                1996            1995
                                                              ----------     ---------
                                                                (DOLLARS IN THOUSANDS)
CURRENT LIABILITIES
Current maturities of long-term debt........................  $ 161,482      $   6,048
Accounts payable............................................     13,830         14,650
Accrued liabilities.........................................     38,020         29,530
                                                              ---------      ---------
   Total Current Liabilities................................    213,332         50,228
                                                              ---------      ---------
OTHER LIABILITIES
Long-term debt..............................................        453         70,694
Other noncurrent liabilities................................     12,019         11,340
Deferred income taxes.......................................     22,544         16,273
                                                              ---------      ---------
   Total Other Liabilities..................................     35,016         98,307
                                                              ---------      ---------
Commitments and contingencies (Notes 3, 9, and 10)

STOCKHOLDERS' EQUITY
Capital Stock:
   Preferred Stock, par value $1 per share, authorized
    5,000,000 shares --
     $5.00 Cumulative Convertible Preferred Stock,
      outstanding 0 shares at October 31, 1996 and
      October 31, 1995......................................         --             --

     Series D Participating Convertible Preferred
      Stock, outstanding 577.18 shares at October 31,
      1996 and 895.18 shares at October 31, 1995............          1              1

   Common Stock, authorized 40,000,000 shares --
   Par value, $.01 per share, outstanding 11,029,155
    shares at October 31, 1996 and 8,588,982 shares
    at October 31, 1995.....................................        110             86

Additional paid-in capital..................................     70,321         19,261
Retained earnings...........................................     60,704         83,076
                                                              ---------      ---------
   Total Stockholders' Equity...............................    131,136        102,424
                                                              ---------      ---------
                                                              $ 379,484      $ 250,959
                                                              =========      =========


        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED OCTOBER 31,
                                                                     ---------------------------------------
                                                                        1996           1995           1994
                                                                     ---------      ---------      ---------
                                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).............................................    $ (17,127)     $   7,865      $  10,061
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization.................................       18,639          8,065          5,658
Net periodic pension income...................................         (205)        (2,720)          (782)
Acquired in-process research and development..................       11,700          3,250             --
Income taxes recoverable......................................       (3,991)        (1,386)         3,416
Deferred taxes................................................       (7,183)         2,899          2,913
Changes in operating assets and liabilities:
Receivables...................................................       10,017          8,860          5,555
Inventories and prepaid expenses..............................          582           (427)        (2,372)
Accounts payable and other liabilities........................      (12,003)        (5,650)        (2,889)
                                                                  ---------      ---------      ---------
Net cash provided by operating activities.....................          429         20,756         21,560
                                                                  ---------      ---------      ---------

INVESTING ACTIVITIES
Businesses acquired..............................................   (68,740)       (31,013)       (12,992)
Purchase of property, plant and equipment........................    (4,828)        (6,376)        (2,545)
Collections of notes receivable..................................     1,380          1,147          2,553
Increase in assets held for sale or development..................    (4,014)        (1,626)          (851)
Contingent payments on purchased business........................    (1,839)            --             --
Other items, net.................................................     1,663         (1,631)        (1,748)
                                                                  ---------      ---------      ---------

Net cash used by investing activities............................   (76,378)       (39,499)       (15,583)
                                                                  ---------      ---------      ---------

FINANCING ACTIVITIES
Issuance of convertible subordinated debt........................        --         15,000             --
Issuance of other debt...........................................    84,800         56,960             --
Reduction of debt................................................        --        (55,500)        (2,862)
Reduction (increase) in deferred debt costs......................    (3,281)          (808)           119
Dividends paid...................................................        (1)            (4)           (12)
Purchases of common stock........................................    (6,472)        (1,094)            --
Proceeds from shares issued under stock option plans.............     2,308            843            115
                                                                  ---------      ---------      ---------

Net cash provided (used) by financing activities.................    77,354         15,397         (2,640)
                                                                  ---------      ---------      ---------

Net increase (decrease) in cash..................................     1,405         (3,346)         3,337
Cash at beginning of year........................................       161          3,507            170
                                                                  ---------      ---------      ---------

Cash at end of year.............................................. $   1,566      $     161      $   3,507
                                                                  =========      =========      =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest...................................................... $   9,792      $   5,079      $   3,780
                                                                  =========      =========      =========
   Income taxes.................................................. $     280      $   1,424      $   3,918
                                                                  =========      =========      =========


        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1996
                                 (IN THOUSANDS)



                                           PREFERRED STOCK      COMMON STOCK      ADDITIONAL
                                          -----------------   ----------------      PAID-IN      RETAINED
                                           $5.00    SERIESD   SHARES    AMOUNT      CAPITAL      EARNINGS      TOTAL
                                          -------   -------   ------    ------    ----------     --------     --------
BALANCE AT NOVEMBER 1, 1993.............   $ 2      $1         8,472      $ 85      $17,634       $66,026     $ 83,748
Net income..............................    --      --            --        --           --        10,061       10,061
Cash dividends--preferred stock.........    --      --            --        --           --           (12)         (12)
Shares issued under stock option plans..    --      --            14        --          115            --          115
Income tax benefits from stock options
 exercised..............................    --      --            --        --           38            --           38
                                           ---      --        ------    ------      -------       -------     --------

BALANCE AT OCTOBER 31, 1994.............     2       1         8,486        85       17,787        76,075       93,950
Net income..............................    --      --            --        --           --         7,865        7,865
Cash dividends--preferred stock.........    --      --            --        --           --            (4)          (4)
Conversion of preferred stock...........    (2)     --             4        --           (7)           --           (9)
Shares issued under stock option plans..    --      --           154         1          842            --          843
Purchases of common stock...............    --      --           (55)       --         (225)         (860)      (1,085)
Income tax benefits from stock options
 exercised..............................    --      --            --        --          864            --          864
                                           ---      --        ------    ------      -------       -------     --------

BALANCE AT OCTOBER 31, 1995.............    --       1         8,589        86       19,261        83,076      102,424
Net loss................................    --      --            --        --           --       (17,127)     (17,127)
Cash dividends--preferred stock.........    --      --            --        --           --            (1)          (1)
Conversion of preferred stock...........    --      --           104         1           --            (1)          --
Shares issued under stock option plans..    --      --           660         6        2,213            --        2,219
Shares reacquired.......................    --      --          (298)       (3)      (1,226)       (5,243)      (6,472)
Shares issued on acquisition of business    --      --         1,974        20       49,984           --        50,004
Income tax benefits from stock options
 exercised..............................    --      --            --        --           89            --           89
                                           ---      --        ------    ------      -------       -------     --------

BALANCE AT OCTOBER 31, 1996.............   $--      $1        11,029      $110      $70,321       $60,704     $131,136
                                           ===      ==        ======    ======      =======       =======     ========


        The accompanying notes are an integral part of these statements.

                            WHITTAKER CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   (A) Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles may require management to make certain estimates and assumptions that could effect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include, among other things, future costs to complete long term contracts, valuation of slow moving or obsolete inventories, and amounts of estimated liabilities for contingent losses and future costs of litigation. Actual costs could differ from these estimates.

   (B) Risks and Uncertainties: Certain risks and uncertainties related to the Company's network systems business could have a material adverse effect on the financial position of the Company. These risks and uncertainties include the Company's ability to anticipate future markets, develop products in advance of its competition and finance the production and delivery of these products in a timely manner. In the event that circumstances indicate that the goodwill and intangible assets related to the Company's network systems business may be impaired, an evaluation of recoverability would be performed to determine if a write-down of these assets is required.

   (C) Inventories: Inventories are stated at the lower of cost or market. Cost has been determined principally on the first-in, first-out (FIFO) method. Certain of the Company's inventories relate to long term programs and may require more than one year to be realized. Inventories consisted of the following:

                                                         OCTOBER 31,
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
                                                       (IN THOUSANDS)
          Parts and materials.....................   $22,482    $23,518
          Work in process.........................    14,162     11,500
          Finished goods..........................     8,349      3,332
          Costs relating to long-term contracts...     1,289      1,744
          Unliquidated progress billings..........      (195)    (1,119)
                                                     -------    -------
                                                     $46,087    $38,975
                                                     =======    =======

   (D) Intangibles: Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Other intangible assets principally relate to acquired intangibles and include patents, technology, and customer lists. Amortization is recorded on a straight-line basis, generally over periods ranging from 5 to 15 years.

   Accumulated amortization of goodwill and of other intangible assets at October 31, 1996 amounted to $5,758,000 and $11,836,000, respectively, and at October 31, 1995 amounted to $2,722,000 and $6,906,000, respectively.

   (E) Property and Depreciation: Property, plant and equipment is recorded at cost. Depreciation is computed principally by use of the straight-line method based upon the estimated useful lives of such assets, ranging from four to thirty years. Depreciation of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the leases. During 1996, 1995 and 1994 depreciation of $10.7 million, $6.1 million, and $4.7 million, respectively, was charged to expense.

   (F) Revenue Recognition: For the majority of its operations, the Company recognizes revenues upon shipment of its product or upon completion of the services it renders. The Company accrues estimated warranty and installation costs at the time of shipment. The Company generally uses the percentage-of-completion method for recognition of revenues and profits on significant long-term contracts.

                            WHITTAKER CORPORATION

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (G) Engineering and Development Costs: Company-sponsored engineering and development costs are expensed as incurred. Costs related to engineering and development contracts are included in inventory and charged to cost of goods sold upon recognition of related revenue.

   (H) Restructuring Costs: During 1996, the Company incurred certain costs for restructuring, including severance payments of $2.3 million and relocation costs of $0.3 million. The Communications segment incurred costs of $1.6 million related to streamlining Xyplex and integrating it with WCI. The Aerospace segment incurred costs of $1.0 million related to the streamlining of the Company's defense electronics business unit and the move of its Safety Systems Division from Concord, California to Simi Valley, California. The Aerospace segment is expected to incur additional restructuring expenses in the first quarter of 1997 in connection with the move of its Safety Systems Division.

   (I) Earnings (Loss) Per Share: Earnings (loss) per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods, after deducting from 1995 net income the dividend requirements on the $5.00 Cumulative Convertible Preferred Stock. Common stock equivalents include Series D Participating Convertible Preferred Stock, on an if converted method and dilutive employee stock options, calculated using the treasury stock method. Common equivalent shares have been excluded from the 1996 calculation as antidilutive.

   Fully diluted earnings (loss) per share include the additional potential dilutive effect of employee stock options. The inclusion of additional shares assuming the conversion of the convertible subordinated debt would have been antidilutive. Fully diluted earnings (loss) per share are not presented because the calculations result in dilution of less than 3%.

   (J) Reclassification: Certain previously reported amounts have been reclassified to conform to the current period presentation.

   (K) New Accounting Standards: In March of 1995, the Financial Accounting Standards Board issued a new standard, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). The Company will not be required to adopt this standard until the first quarter of fiscal 1997. The Company does not expect adoption of this standard to have a material effect on its consolidated financial statements.

   In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the 1996 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or follow the current accounting methods as prescribed under APB No. 25. The Company plans to continue to recognize compensation expense in accordance with APB No. 25.

   In October 1996, the Accounting Standards Executive Committee issued SOP 96-1 "Environmental Remediation Liabilities." The Company will not be required to adopt this standard until fiscal 1998 and has not determined what, if any, impact the adoption will have on the financial position of the Company.


NOTE 2.  ACQUISITIONS

   On April 10, 1996, the Company acquired all of the capital stock of Xyplex, Inc. ("Xyplex"), a wholly-owned subsidiary of Raytheon Company ("Raytheon"). Xyplex is a producer of high-speed internetworking equipment, terminal servers and shared media products for business local area networks. Xyplex also provides remote access products that interconnect with phone companies' wide area networks. The purchase price was $67.5 million in cash, subject to certain adjustments, and $50.0 million in the form of 1,974,333 newly issued shares of the Company's common stock. Other direct costs associated with the acquisition were approximately $1.4 million. The cash paid to Raytheon was obtained from the Company's bank lending group pursuant to an amendment to the Company's existing credit facility entered into on April 10, 1996.

                            WHITTAKER CORPORATION

NOTE 2.  ACQUISITIONS--(CONTINUED)

   The Xyplex acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996. The transaction resulted in the acquisition of intangible assets valued at $39.2 million, which is being amortized on a straight-line basis over periods ranging from 5 to 15 years and goodwill of $62.8 million which is being amortized on a straight-line basis over 20 years. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date. The Company also assumed accrued liabilities of $16.6 million at the acquisition date.

   On April 24, 1995, the Company acquired all of the stock of Hughes LAN Systems, Inc., a subsidiary of Hughes Electronics Corporation. The subsidiary was renamed Whittaker Communications, Inc. ("WCI") and is a designer and manufacturer of high speed switching and Asynchronous Transfer Mode ("ATM") compatible local area network communication hubs and network management software systems. WCI was acquired for a purchase price of $16.0 million in cash, subject to certain adjustments, and a $15.0 million 7% convertible subordinated note. The 7% convertible subordinated note is due on May 1, 2005, and is convertible into the Company's common stock at a price of $24.25 per share. The agreement also provides for contingent deferred payments, not to exceed $25 million, over the years 1996 to 1999 based on future sales of WCI's hub products and derivatives.

   The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. Goodwill amounted to $14.2 million, which is being amortized on a straight-line basis over 20 years. Other intangible assets which resulted from the acquisition include developed technology with a value of $3.3 million and a customer list with a value of $5.6 million which is being amortized on a straight-line basis over periods ranging from 5 to 15 years. Acquired in-process research and development valued at $3.3 million was expensed at the acquisition date. The Company also assumed liabilities of $18.1 million at the acquisition date.

   The accompanying consolidated financial statements of income reflect the operating results of Xyplex and WCI since the effective dates of the acquisitions. The pro forma results of operations for 1996 and 1995, assuming the consummation of the acquisitions and issuance of 7% debt and common stock at the beginning of each period, are summarized below (in thousands except per share amounts):

                                                      1996        1995
                                                    ---------   ---------
             Net sales...........................   $276,869    $289,072
             Net loss............................    (15,630)     (6,188)
             Loss per share......................      (1.43)      (0.58)

   These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

   The Company acquired another business for $13.0 million in cash during fiscal 1994. The acquisition was accounted for under the purchase method, and the results of operations for 1994 include sales of $10.5 million, related to that business. This acquisition resulted in goodwill of $5.6 million in 1994 which is being amortized on a straight-line basis over 40 years.

                            WHITTAKER CORPORATION

NOTE 3.  ASSETS HELD FOR SALE OR DEVELOPMENT

   Assets held for sale or development are carried at the lower of cost or net realizable value. These assets at October 31, 1996 and October 31, 1995, include $29.1 million and $25.1 million, respectively, of land formerly used by a discontinued technology unit. The land is located in the City Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the City granted the entitlements necessary to develop this property as a mixed-use, residential commercial, and light industrial development. In February 1996, the City approved a development agreement which, among other things, extends the life of the entitlements from 10 years after they were granted to 20 years after the completion of all environmental remediation of the property.

   The Company is currently exploring the real estate market and evaluating the most advantageous means to realize the value of this property. One of the conditions to development of any portion of the property, however, is the completion of all environmental remediation activities for the entire property. The Company has completed the remedial investigation of the property and although there can be no assurance, believes that the remediation activities themselves can be accomplished within a reasonable period of time and at a reasonable cost, subject, however, to delays that may result from compliance with governmental review, hearing and approval procedures. As a result, realization of value from the property is not likely to occur until such time as the remediation requirements are completed or are modified or an agreement can be reached with appropriate governmental authorities on a firm schedule for completion and approval of the remediation activities.

   The Company believes that current real estate market conditions are less likely to result in realization of the highest value of the property from a cash sale than either from an agreement with a developer to participate in the development of the property's infrastructure for sale of parcels to merchant builders or from the Company's infrastructure development of the property itself. There can be no assurance, however, that such a development agreement will be reached or that the Company will have the financial and development capabilities to develop the property itself. The Company believes that the undiscounted cash flows from the development of this property will be sufficient to cover its carrying value as well as the costs to complete remediation activities.


NOTE 4.  RECEIVABLES

Receivables consisted of the following:

                                                      October 31,
                                                   ------------------
                                                    1996       1995
                                                   -------    -------
                                                     (IN THOUSANDS)
        Trade accounts receivable--billed.......   $50,380    $37,861
        Trade accounts receivable--unbilled.....    21,993     25,213
        Other receivables.......................     4,249      2,810
        Allowance for doubtful accounts.........    (2,364)    (1,176)
                                                   -------    -------
        Total receivables.......................   $74,258    $64,708
                                                   =======    =======

   Unbilled receivables represent recoverable costs and accrued profits, not billable to customers at the balance sheet date, which are generally billable upon product delivery and acceptance and/or completion of milestones. All amounts are reduced by appropriate progress billings. Amounts representing retainages under contracts are not material. Claims subject to further negotiations and which may not be collected within one year are not significant at October 31, 1996.

                            WHITTAKER CORPORATION

NOTE 5.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                  OCTOBER 31,
                                                                ---------------------------------------------
                                                                       1996                     1995
                                                                --------------------     --------------------
                                                                                (IN THOUSANDS)
                                                                            INTEREST                 INTEREST
                                                                 AMOUNT       RATE       AMOUNT        RATE
                                                                -------     --------     -------     --------
Borrowings under revolving credit facility....................  $ 65,000      8.6%       $29,500       7.6%
Borrowings under term loan....................................    81,000      8.6%        31,250       7.5%
Other note, payable semiannually to 1999, with
 interest at the lesser of 10% or 65% of prime................       459      5.4%           659       5.7%

7% convertible subordinated note due May 1, 2005
 (Note 2).....................................................    15,000      7.0%        15,000       7.0%

Capitalized lease obligations payable in varying
 monthly or quarterly installments through 1999, with
 interest rates ranging to 9.67%  (Note 9)....................       476                    333        8.8%
                                                                --------                -------
                                                                $161,935                 76,742
Less current maturities.......................................   161,482                  6,048
                                                                --------                -------
                                                                $    453                $70,694
                                                                ========                =======

   Maturities of long-term debt are as follows for the periods stated:

               YEAR ENDING
               OCTOBER 31                  (IN THOUSANDS)
               -----------                 --------------
                  1996...................     $161,482
                  1997...................          345
                  1998...................           98
                  1999...................           10
                  2000...................           --

   On January 24, 1995, the Company and a group of banks entered into a credit agreement which consisted of a $65.0 million revolving credit facility with a three-year term expiring in January 1998 and a $35.0 million term loan that was payable in quarterly installments over five years. On April 10, 1996, the Company and its existing agent bank entered into an amendment to the credit agreement pursuant to which the amount of the credit facility was increased to $170.0 million and all of the credit commitments under the agreement were assigned to the agent bank. At October 31, 1996, the credit facility consisted of an $85.0 million revolving credit facility that expires in April 2001 and an $81.0 million term loan payable in quarterly installments until 2001. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the agent bank's prime rate and the increment over LIBOR or the prime rate is based on the levels of cash flow and debt of the Company. At October 31, 1996, the annual interest rate based on LIBOR was LIBOR plus 3.0%, and the annual interest rate based on the prime rate was prime plus 1.0%. The Company is obligated to pay letter of credit fees which, at October 31, 1996, ranged between 2.625% per annum and 3.125% per annum on the aggregate amount of outstanding letters of credit, and commitment fees which, at October 31, 1996 were .50% per annum on the unused amount of the revolving credit facility. Additional borrowings under the amended credit facility were used to fund the acquisition of Xyplex, and will be used going forward to fund working capital and other corporate requirements.

                            WHITTAKER CORPORATION

NOTE 5.  LONG-TERM DEBT--(CONTINUED)

   The Company's obligations under the credit agreement are secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The agreement includes financial covenants with respect to financial leverage, cash flow, and net worth. At July 31, 1996, the Company was not in compliance with one of the financial ratio covenants, and at October 31, 1996, the Company was not in compliance with several of the financial ratio covenants. The Company has obtained waivers of the defaults up to, but not including February 28, 1997. The Company and its bank lending group are currently discussing alternatives for reducing the Company's bank debt. Some of these alternative measures may result in financing that is more expensive than the Company's current bank financing. If a reduction in the bank debt cannot be achieved, the bank lending group may elect to pursue its remedies, including accelerating the total bank indebtedness.

   On April 24, 1995, the Company issued a $15 million 7.0% convertible subordinated note to Hughes Electronics Corporation, with a scheduled maturity on May 1, 2005. The note is convertible at the option of the holder into common stock of the Company at a conversion price of $24.25 per share, interest is payable semiannually, and the note is redeemable, at the option of the Company, at any time with no premium. The note prohibits the Company from paying dividends or redeeming its capital stock if its tangible net worth is less than $15 million. Under the Company's 7% convertible subordinated note to Hughes Electronics Company, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of April 30, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. Thus, dividends on the Series D Preferred Shares have been accrued since that date.

   There is no assurance that in future periods the Company will be in compliance with all of the financial covenants contained in its amended credit agreement, or, that additional waivers of the financial covenants will be obtained. Acceleration of the debt under the bank credit agreement by the bank lending group upon the Company's failure to comply with a financial covenant would be an event of default under the $15 million 7% convertible subordinated note. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has been classified as current debt.

   In order to reduce the risk of higher interest expense under the Company's credit agreement that could result from an increase in LIBOR, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest rate cap at the beginning of such period at an interest rate equal to the difference between 7.5% and LIBOR at the beginning of such period. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37 month term. At October 31, 1996, the unamortized cost was $242 thousand.

   At October 31, 1996, there were $12.2 million of letters of credit outstanding under the revolving credit facility.

                            WHITTAKER CORPORATION

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

   Common Stock reserved for issuance at October 31, 1996 was as follows:

                                                                                              SHARES IN
                                                                                              THOUSANDS
                                                                                              ---------
        For conversion of Series D Participating Convertible Preferred Stock................      188
        For stock options...................................................................    1,797
        For conversion of 7% convertible subordinated note..................................      619
                                                                                                -----
                                                                                                2,604
                                                                                                =====

   On December 16, 1994, the Board of Directors adopted, and on March 24, 1995, the shareholders approved, an amendment to the Whittaker Corporation Long-Term Stock Incentive Plan (1989) (the "1989 Plan"), that increased from 1,000,000 to 2,000,000 the number of shares of Common Stock of the Company which may be made subject to stock options and other awards authorized by the 1989 Plan.

   The Company had reserved 1,796,683 shares of Common Stock at October 31, 1996 for future issuances under the 1989 Plan, as well as a prior stock option plan for employees, and a non-employee director stock option plan. Options to purchase Common Stock generally are conditioned upon continued employment, expire from five to ten years after the grant date, and become exercisable in whole or in part either commencing with the second year or upon the attainment of certain predetermined goals, or both. The following information for the three years ended October 31, 1996 relates to options granted from 1981 through 1996 under the plans.

                            WHITTAKER CORPORATION

NOTE 6.  CAPITAL STOCK--(CONTINUED)

                                                   OPTIONS
                                                 OUTSTANDING     PRICE RANGE
                                                 -----------    --------------
                                                IN THOUSANDS
        Balance, October 31, 1993.............       1,251       2.41 to 15.06
           Options granted....................         191      14.19 to 16.37
           Options canceled or expired........         (61)      6.32 to 16.37
           Options exercised..................         (14)      4.10 to 15.06
                                                    ------

        Balance, October 31, 1994.............       1,367       2.41 to 16.37
           Options granted....................         544      18.00 to 22.50
           Options canceled or expired........         (35)     15.06 to 22.25
           Options exercised..................        (154)      3.82 to 18.63
                                                    ------

        Balance, October 31, 1995.............       1,722       2.41 to 22.50
           Options granted....................       1,201      13.44 to 26.25
           Options canceled or expired........      (1,150)     13.44 to 26.25
           Options exercised..................        (660)      2.41 to 22.50
                                                    ------

        Balance, October 31, 1996.............       1,113       4.10 to 26.25
                                                    ======

   At October 31, 1996, options for 380,040 shares were exercisable.

   The Company also had reserved 618,557 shares of Common Stock at October 31, 1996 for possible conversion of the 7% convertible subordinated note at the option of the holders.

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

   The Company may redeem the rights at $.01 per right at any time until the tenth day after any person or group has acquired 25% or more of its Common Stock. The rights will expire November 29, 1998, unless earlier redeemed. The Stockholder Rights Plan may be supplemented or amended at the direction of the Company without the approval of the holders of rights, except as otherwise set forth in the Stockholder Rights Plan. At October 31, 1996, 150,000 preferred shares were reserved for these rights.

                            WHITTAKER CORPORATION

NOTE 7.  INCOME TAXES

   Income tax expense (benefit) relating to continuing operations consists of the following:

                                                    YEARS ENDED OCTOBER 31,
                                                   1996        1995       1994
                                                 --------    --------    ------
                                                        (IN THOUSANDS)
     Current provision -
        U.S. Federal...........................  $(5,314)    $(1,154)    $1,247
        State..................................      266         527      1,100
                                                 -------     -------     ------
                                                  (5,048)       (627)     2,347

     Deferred provision -
        U.S. Federal...........................   (2,835)      5,634      4,124
        State..................................   (1,206)        154         --
                                                 -------     -------     ------
                                                  (4,041)      5,788      4,124
                                                 -------     -------     ------
     Provision (benefit) for taxes.............  $(9,089)    $ 5,161     $6,471
                                                 =======     =======     ======

   Foreign income taxes were not material.

   The tax expense (benefit) is different than the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for the differences are as follows:

                                                      YEARS ENDED OCTOBER 31,
                                                   1996        1995        1994
                                                  ------      ------      ------

     U.S. federal statutory rate................  (34.0%)      34.2%       34.4%
     State taxes, net of U.S. federal income
      tax benefit...............................   (2.4%)       3.4%        4.3%
     Goodwill amortization......................    3.5%        1.8%         --
     Other items................................   (1.8%)       0.2%        0.4%
                                                   ----        ----        ----
     Effective tax rate.........................  (34.7%)      39.6%       39.1%
                                                   ====        ====        ====

                            WHITTAKER CORPORATION

NOTE 7.  INCOME TAXES--(CONTINUED)

   Deferred income taxes reflect the net tax effects of temporary differences between the reported amounts of assets and liabilities in the financial statements and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31 are as follows:

                                             1996       1995       1994
                                           -------    --------   -------
                                                   (IN THOUSANDS)
Deferred tax assets:
   Receivables valuation................   $   858    $ 1,416    $ 1,395
   Inventory valuation..................     8,397      4,033      4,030
   Self-insurance reserves..............     1,384      1,737      2,142
   Pending refund from federal tax audit        --      5,160      4,031
   Reserves for discontinued operations.     1,163        848      1,348
   Other................................    12,553      7,160      7,028
                                           -------    -------    -------
Total before valuation allowance........    24,355     20,354     19,974

Valuation allowance.....................      (390)      (490)      (757)
                                           -------    -------    -------
Net deferred tax assets.................   $23,965    $19,864    $19,217
                                           =======    =======    =======

Deferred tax liabilities:
   Excess of tax over book depreciation.   $ 1,487    $ 3,450    $ 3,070
   Assets held for sale or development..     7,919      6,148      5,937
   Intangible assets....................    15,667      1,977         --
   Pension costs........................     1,904      1,822        780
   Other................................     2,745      7,589      8,005
                                           -------    -------    -------
                                           $29,722    $20,986    $17,792
                                           =======    =======    =======

   In March 1996 the Company received a net tax refund of $5.2 million under an agreement reached with the Internal Revenue Service closing the audit of the 1987 and 1988 income tax returns.

   The changes in the valuation allowance are the result of changes in temporary differences which impact the deferred state income tax provision.


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

                            WHITTAKER CORPORATION

NOTE 8.  EMPLOYEE BENEFIT PLANS--(CONTINUED)

   The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                                             OCTOBER 31
                                                                       ----------------------
                                                                          1996        1995
                                                                       ----------   ---------
                                                                           (IN THOUSANDS)
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of
    $118,782 in 1996 and $123,543 in 1995............................. $(119,525)   $(124,457)
                                                                       =========    =========
   Projected benefit obligation for service rendered through
    October 31, 1994..................................................  (119,525)    (124,457)
Plan assets at fair value, government, government agency and
 fixed income securities..............................................   119,892      126,278
                                                                       ---------    ---------
Plan assets in excess of projected benefit obligation.................       367        1,821
Items not yet recognized in earnings:
   Unrecognized net loss..............................................     4,446        2,999
   Unrecognized net transition asset at November 1, 1985 net of
   amortization.......................................................        --         (212)
                                                                       ---------    ---------
Net prepaid pension cost recorded in  the consolidated balance sheet.. $   4,813    $   4,608
                                                                       =========    =========

   The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.5% and 7.0%, respectively, at October 31, 1996 and 1995. The expected long-term rate of return on plan assets was 7.5% for the year ended October 31, 1996, and 8.75% for the years ended October 31, 1995 and 1994. As a result of the amendment described above, there are no projected increases in future compensation levels.

   The Company also sponsors unfunded supplemental nonqualified executive and director plans. At October 31, 1996, the projected benefit obligation for those plans totaled $5,516,000, of which $1,048,000 is subject to later amortization. The remaining $4,468,000 is accrued as a liability in the consolidated balance sheet.

   Effective November 1, 1994, the Company amended its defined contribution 401(k) plan and renamed it the Whittaker Corporation Partnership Plan ("Partnership Plan"). The amendment provided for new investment alternatives, added a profit sharing component to Company contributions to the Partnership Plan, and allowed certain rollover contributions from other qualified plans. The Partnership Plan contains a matched savings provision that permits pretax employee contributions. Participants can contribute from 1% to 12% of compensation and receive a maximum matching employer contribution of 50% on up to 6% of their annual compensation.

   In addition to matching of employee contributions, beginning with fiscal 1995, the Company has recorded as expense amounts which may range from 0% to 7.5% of eligible employee compensation, based on the attainment of specified financial goals by participating divisions of the Company. The Partnership Plan covers most of the Company's employees, excluding those employed by Xyplex and WCI. Xyplex and WCI sponsor defined contribution 401(k) plans covering a majority of their domestic employees under which participants can make pretax contributions of up to 15% of eligible compensation and receive a matching contribution of 75% on up to 6% of their eligible compensation.

                            WHITTAKER CORPORATION

NOTE 8.  EMPLOYEE BENEFIT PLANS--(CONTINUED)

   Total pension and retirement expense was as follows:

                                                YEARS ENDED OCTOBER 31,
                                           --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------
                                                    (IN THOUSANDS)
Cost components of funded defined
 benefit plan:
   Service cost--benefits earned during
    the period..........................   $    540    $    490    $  2,253
   Interest cost on projected benefit
    obligation..........................      8,500       8,658       8,723
   Actual return on plan assets.........    (15,892)    (20,204)      5,086
   Net amortization and deferral........      6,647       8,336     (16,844)
                                           --------    --------    --------
Net periodic pension (income) for
 funded defined benefit plan............       (205)     (2,720)       (782)
Cost for unfunded defined benefit plans.        703         549         644
Cost for defined contribution plans.....      1,589       2,983         708
                                           --------    --------    --------
Total pension and retirement plan
 expense................................   $  2,087    $    812    $    570
                                           ========    ========    ========


NOTE 9.  LEASED ASSETS AND LEASE COMMITMENTS

   Whittaker has various leases covering real property and equipment.

   Property, Plant and Equipment includes $500,000 at October 31, 1996 and $183,000 at October 31, 1995 for leases that have been capitalized. The amortization of these assets is included in depreciation expense.

   Future minimum payments under capital leases and under noncancellable operating leases, net of rentals to be received from existing noncancellable operating subleases, as of October 31, 1996, were as follows:

                                                        CAPITAL      OPERATING
        YEARS ENDED OCTOBER 31,                          LEASES       LEASES
        -----------------------                         -------      ---------
                                                           (IN THOUSANDS)
                 1997.................................   $  308       $2,792
                 1998.................................      154        2,285
                 1999.................................       41          743
                 2000.................................       10          175
                 2001.................................       --           77
                 2002 and subsequent..................       --           --
                                                         ------       ------
        Total commitments.............................      513       $6,072
                                                                      ======
        Amounts representing interest.................       37
                                                         ------
        Present value of net minimum lease payments...   $  476
                                                         ======

   Rental expense for operating leases, net of rental income from subleases, was as follows:

                  YEARS ENDED OCTOBER 31,                      (IN THOUSANDS)
                  -----------------------                      --------------
                  1996...................................          $3,282
                  1995...................................           2,292
                  1994...................................           1,710

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

   At October 31, 1996, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above, excluding the environmental remediation activities related to the property located in the City of Santa Clarita, California. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

   In connection with the discontinuance of various businesses, the Company remains liable for certain retained obligations and for certain future claims, principally environmental and product liability. The noncurrent portion of such items is included in "Other Noncurrent Liabilities" in the consolidated balance sheet.

   The Company periodically assesses the adequacy of its accruals for these and other liabilities, as well as the carrying value of assets, related to former operations and programs and makes adjustments as required. During 1996, certain of these adjustments were offset, in part, by the reversal of tax related reserves arising from operations prior to 1990 which were determined to be excess.

                            WHITTAKER CORPORATION

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for 1996 and 1995 follow (in millions of dollars except for per share amounts):

                                          FIRST       SECOND      THIRD       FOURTH
                                         QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                         -------     -------     -------     -------     --------
        1996
        Sales........................     $44.4       $ 47.6      $ 62.2      $ 67.7      $221.9
        Cost of sales................      24.9         27.5        36.8        40.7       129.9
        Net income (loss)............       1.9         (4.9)       (5.9)       (8.2)      (17.1)
        Earnings (loss) per share*...     $0.20       $(0.52)     $(0.54)     $(0.74)     $(1.70)

        1995
        Sales........................     $26.7       $ 31.7      $ 44.3      $ 56.8      $159.5
        Cost of sales................      16.0         19.1        23.1        31.8        90.0
        Net income...................       1.7          0.2         1.8         4.2         7.9
        Earnings per share...........     $0.18       $ 0.02      $ 0.18      $ 0.44      $ 0.82

        * The sums of quarterly per share amounts do not equal the annual amounts reported since per share calculations are made independently for each quarter and the full year based upon respective average shares outstanding.


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


NOTE 13.  BUSINESS SEGMENTS

   The Company develops specialized aerospace and electronic technologies to create products and customer solutions for aircraft, defense, communications and industrial markets. The Company operates in two business segments: Aerospace, which designs, manufactures, and distributes a wide variety of fluid control devices and fire detection systems, as well as defense electronics products and systems, and Communications, which designs, develops, and markets a comprehensive line of data networking products and services. Prior to fiscal year 1995, the Company's communications operations were not material enough to comprise a separate business segment.

   Operating profit is total revenue less operating expenses. General corporate expenses have not been allocated to the business segments and are shown as a separate expense element of operating profit to reconcile to consolidated operating income or loss. Identifiable assets are those assets used in the Company's operations in each industry. Corporate assets are principally cash, notes receivable, deferred income taxes, and assets held for sale.

                            WHITTAKER CORPORATION

NOTE 13.  BUSINESS SEGMENTS--(CONTINUED)

   Information about Whittaker's operations by business segment at October 31, 1996, 1995, and 1994 and for the years then ended follows (dollars in millions):

                                                                    DEPRECIATION AND
                                     OPERATING       IDENTIFIABLE     AMORTIZATION       CAPITAL
                          SALES     PROFIT (LOSS)      ASSETS           EXPENSE        EXPENDIRES
                          ------    ------------     ------------   ----------------   ----------
1996
Aerospace..............   $130.4       $ 20.3          $133.9           $ 6.7             $2.0
Communications.........     91.5        (30.7)          171.0            11.7              2.7
Corporate..............       --        (10.4)           74.6             0.3              0.1
                          ------       ------          ------           -----             ----
Consolidated...........   $221.9       $(20.8)         $379.5           $18.7             $4.8
                          ======       ======          ======           =====             ====

1995
Aerospace..............   $129.0       $ 29.2          $143.8           $ 5.8             $4.8
Communications.........     30.5         (3.4)           46.9             2.1              0.7
Corporate..............       --         (7.3)           60.3             0.2              0.9
                          ------       ------          ------           -----             ----
Consolidated...........   $159.5       $ 18.5          $251.0           $ 8.1             $6.4
                          ======       ======          ======           =====             ====

1994
Aerospace..............   $126.4       $ 26.8          $153.5           $ 5.4             $2.5
Corporate..............       --         (6.8)           55.8             0.3               --
                          ------       ------          ------           -----             ----
Consolidated...........   $126.4       $ 20.0          $209.3           $ 5.7             $2.5
                          ======       ======          ======           =====             ====

   Communications operating profit for fiscal 1996 and 1995 reflects the writeoff of $11.7 million and $3.3 million, respectively, of in-process research and development cost, which was recorded as an expense at the acquisition date.

   In fiscal 1996, 1995, and 1994 approximately 23%, 34%, and 49%, respectively, of Whittaker's sales were directly or indirectly to the United States Government. All of those sales, with the exception of a minor amount in 1995, were attributable to the Aerospace segment. In fiscal 1996, 1995, and 1994 approximately 29%, 27%, and 20%, respectively, of Whittaker's sales arose from exports to customers outside the United States, primarily in Europe and the Middle East. Approximately 14% of the Company's accounts receivable are from the U.S. Government, and the balance is primarily from commercial customers, prime defense contractors with the U.S. Government, and foreign customers.

NOTE 14.  EVENT SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT AUDITOR (UNAUDITED)

      In connection with the integration and streamlining efforts in the Company's Communications segment, the Company's Board of Directors on January 24, 1997, approved a plan that will result in a pre-tax charge currently estimated at $10 million during the first quarter of 1997. The charge will be taken to cover the one-time costs of closing its Santa Clara, California facility and integrating those operations into its Littleton, Massachusetts facilities. These one-time costs include severance payments associated with the consolidation and reduction of the combined workforces, the writedown of assets to net realizable value and other costs related to this consolidation. The Enterprise Hub product line will be sold through Xyplex Networks sales channels and will continue to be supported from the Littleton facilities.

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

      Election of Directors--Directors

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   The following documents are filed as part of this report:

                                                                                                      PAGE
                                                                                                    REFERENCE
                                                                                                    ---------
                                                                                                    FORM 10-K
(A-1) FINANCIAL STATEMENTS:
Report of Independent Auditors....................................................................     19
Consolidated Statements of Income for the three years ended October 31, 1996......................     20
Consolidated Balance Sheets as of October 31, 1996 and 1995.......................................     21
Consolidated Statements of Cash Flows for the three years ended October 31, 1996..................     23
Consolidated Statements of Stockholders' Equity for the three years ended October 31, 1996........     24
Notes to Consolidated Financial Statements........................................................     25


(A-2) FINANCIAL STATEMENT SCHEDULES:

   All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(A-3) EXHIBITS:*
         3.1 Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-K for fiscal year ended October 31, 1989), as amended on March 16, 1990 (Exhibit 3.1 to Form 10-K for fiscal year ended October 31,
               1995).

         3.2   Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended
               October 31, 1989), as amended on September 30, 1994 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1994). and on December 16, 1996.

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

         4.4   Certificate of Designation of Series D Participating Convertible
               Preferred Stock (Exhibit 4.2 to Form S-4, Registration No. 33-
               29028), as amended on March 16, 1990 (Exhibit 4.4 to Form 10-K for fiscal year ended October 31, 1995).

         4.5   7% Convertible Subordinated Note dated April 24, 1995 (Exhibit
               10.1 to Form 8-K dated May 8, 1995).

         4.6   Registration Rights Agreement dated April 24, 1995 between
               Registrant and Hughes Electronics Corporation (Exhibit 10.1 to
               Form 8-K dated May 8, 1995).

         4.7 Stockholder's Agreement dated April 10, 1996 between Registrant and Raytheon Company (Exhibit 4.1 to Form 8-K dated April 24,
               1996).

         4.8   Term Note dated April 10, 1996 by the Registrant in favor of
               NationsBank of Texas, N.A. (Exhibit 4.2 to Form 8-K dated April
               24, 1996).

         4.9   Revolving Note dated April 10, 1996 by the Registrant in favor of
               NationsBank of Texas, N.A. (Exhibit 4.3 to Form 8-K dated April
               24, 1996).

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

        10.1   Amended and Restated 1977 Nonqualified Stock Option Plan (Exhibit
               10.5 to Form 10-K for fiscal year ended October 31, 1982).**

        10.2   Restated 1980 Nonqualified Stock Option Plan (Exhibit 10.7 to
               Form 10-K for fiscal year ended October 31, 1982).**

        10.3 Amended and Restated Whittaker Corporation 1992 Stock Option Plan for Non-Employee Directors.**

        10.4   1981 Incentive and Nonqualified Stock Option Plan, as amended
               January 22, 1982 (Exhibit 10.7 to Form 10-K for fiscal year ended
               October 31, 1981), and as amended June 26, 1987 (Exhibit 10.6 to
               Form 10-K for fiscal year ended October 31, 1987).**

        10.5   Directors' Deferred Compensation Plan dated February 1983 (Exhibit
               10.9 to Form 10-K for fiscal year ended October 31, 1984), as amended on May 18, 1990 (Exhibit 10.7 to Form 10-K for fiscal year ended October 31, 1990).**

        10.6   Restated Directors' Retirement Plan effective as of August 2,
               1985 as amended on January 24, 1991 (Exhibit 10.10 to Form 10-K for fiscal year ended October 31, 1990), as amended on December
               16, 1996.**

        10.7   Amended and Restated Whittaker Corporation Long-Term Stock
               Incentive Plan (1989).**

        10.8   Whittaker Corporation Supplemental Benefit Plan dated November
               23, 1988, as amended June 12, 1990 and as amended July 12,
               1991.**

        10.9   Whittaker Corporation Excess Benefit Plan dated November 23,
               1988, as amended June 21, 1990.**

        10.10  Whittaker Corporation Supplemental Disability Benefit Plan dated
               November 23, 1988.**

        10.11  Whittaker Corporation Supplemental Retirement and Disability
               Trust Agreement dated November 23, 1988 (Exhibit 10.13 to Form 10-
               K for fiscal year ended October 31, 1988).**

        10.12  Amended and Restated Whittaker Corporation Supplemental Executive
               Retirement Plan, dated as of January 1, 1996, as amended January
               24, 1997.**

        10.13  Amendment and Restatement of Whittaker Corporation Employees'
               Pension Plan dated December 22, 1994, as amended December 15,
               1995 (Exhibit 10.10 to Form 10-K for fiscal year ended October
               31, 1995), and as amended effective October 1, 1996.**

        10.14  Whittaker Corporation Partnership Plan (formerly the Whittaker
               Corporation Savings and Stock Investment Plan), as amended and restated effective November 1, 1994 (Exhibit 10.11 to Form 10-K for fiscal year ended October 31, 1995) and as amended June 21, 1996 (Exhibit 10.2 to Form 10-Q dated September 13, 1996).**

        10.15 Amended and Restated Credit Agreement dated as of April 10, 1996 among Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto
               (Exhibit 10.2 to Form 8-K dated April 24, 1996).

        10.16  First Amendment and Waiver dated as of September 9, 1996 among
               Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form 10-Q dated September 13, 1996).

        10.17  Second Amendment and Waiver dated as of October 30, 1996 among
               Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.

        10.18  Third Amendment and Waiver dated as of December 17, 1996 among
               Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.

        10.19  Stock Purchase Agreement dated as of March 23, 1995 between
               Registrant and Hughes Aircraft Company, as amended on April 24,
               1995 (Exhibit 10.1 to Form 8-K dated May 8, 1995).

        10.20  Stock Purchase Agreement dated as of March 2, 1996, between
               Registrant and Raytheon Company (Exhibit 10.1 to Form 8-K dated
               April 24, 1996)

        11.    Calculation of earnings per share for the three years ended
               October 31, 1996.

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

(B) REPORTS ON FORM 8-K:

   During the quarter ended October 31, 1996, the Company did not file any reports on Form 8-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WHITTAKER CORPORATION



                                        By:   /s/  Lynne M. O. Brickner
                                              ----------------------------
                                              Lynne M. O. Brickner
                                              Vice President

                                        Date: January 24, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                  DATE
  ---------------------------   ----------------------   ----------------
   /s/ Joseph F. Alibrandi      Director and Principal   January 24, 1997
-----------------------------     Executive Officer
    (Joseph F. Alibrandi)

      /s/ Eva Jonutis                Principal           January 24, 1997
-----------------------------     Accounting Officer
        (Eva Jonutis)

 /s/ George H. Benter, Jr.            Director           January 24, 1997
-----------------------------
   (George H. Benter, Jr.)

   /s/ George Deukmejian              Director           January 24, 1997
-----------------------------
    (George Deukmejian)

    /s/ Jack L. Hancock               Director           January 24, 1997
-----------------------------
      (Jack L. Hancock)

    /s/ Edward R. Muller              Director           January 24, 1997
-----------------------------
     (Edward R. Muller)

   /s/ Gregory T. Parkos              Director           January 24, 1997
-----------------------------
    (Gregory T. Parkos)

   /s/ Malcolm T. Stamper             Director           January 24, 1997
-----------------------------
    (Malcolm T. Stamper)

                                 EXHIBIT INDEX


                                                                                     SEQUENTIALLY
EXHIBIT NO.  *               DESCRIPTION                                             NUMBERED PAGE
--------------   -----------------------------------                                 -------------
3.2              Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended
                 October 31, 1989), as amended on September 30, 1994 (Exhibit
                 3.2 to Form 10-K for fiscal year ended October 31, 1994). and on December 16, 1996.

10.3             Amended and Restated Whittaker Corporation 1992 Stock Option
                 Plan for Non-Employee Directors.

10.6             Restated Directors' Retirement Plan effective as of August 2,
                 1985 as amended on January 24, 1991 (Exhibit 10.10 to Form 10-K for fiscal year ended October 31, 1990), as amended on December
                 16, 1996.

10.7             Amended and Restated Whittaker Corporation Long-Term Stock
                 Incentive Plan (1989).

10.8             Whittaker Corporation Supplemental Benefit Plan dated November
                 23, 1988, as amended June 12, 1990 and as amended July 12,
                 1991.

10.9             Whittaker Corporation Excess Benefit Plan dated November 23,
                 1988, as amended June 21, 1990.

10.10 Whittaker Corporation Supplemental Disability Benefit Plan dated November 23, 1988.

10.12            Amended and Restated Whittaker Corporation Supplemental
                 Executive Retirement Plan, dated as of January 1, 1996, as amended January 24, 1997.

10.13            Amendment and Restatement of Whittaker Corporation Employees'
                 Pension Plan dated December 22, 1994, as amended December 15,
                 1995 (Exhibit 10.10 to Form 10-K for fiscal year ended October
                 31, 1995), and as amended effective October 1, 1996.

10.17            Second Amendment and Waiver dated as of October 30, 1996 among
                 Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.

10.18            Third Amendment and Waiver dated as of December 17, 1996 among
                 Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.

11.              Calculation of earnings per share for the three years ended
                 October 31, 1996.

21.              Subsidiaries of the Registrant.

23.              Consent of Independent Auditors.

27.              Financial Data Schedule.

* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.