Form 10-Q
period 1997-01-31
WHITTAKER CORP
filed 1997-03-17
CIK 106945

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                    QUARTERLY PERIOD ENDED JANUARY 31, 1997


COMMISSION FILE NUMBER 1-5407

                             WHITTAKER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                    DELAWARE                           95-4033076
          (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO. )

          1955 N. SURVEYOR AVENUE                        93063
           SIMI VALLEY, CALIFORNIA                      (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (805) 526-5700
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               -     -


   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,149,473 shares, par value $.01 per share as of January 31, 1997.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             WHITTAKER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   ($ IN 000)

                                                FOR THE THREE MONTHS
                                                  ENDED JANUARY 31,
                                                1997            1996
                                                ------       -------
Sales...................................    $   50,055     $  44,420
                                            ----------     ---------
Costs and expenses
  Cost of sales.........................        32,980        24,900
  Engineering and development...........         4,920         3,095
  Selling, general and administrative...        21,274        11,735
  Restructuring costs...................         5,268            --
                                            ----------     ---------
Operating Profit (loss)                        (14,387)        4,690
  Interest expense......................         3,839         1,655
  Interest income.......................          (149)         (162)
  Other expense.........................             6             1
                                            ----------     ---------
Income (loss) before provision for taxes       (18,083)        3,196
Provision for taxes.....................            --         1,306
                                            ----------     ---------
Net income (loss).......................    $  (18,083)    $   1,890
                                            ==========     =========

Average common and common
 equivalent shares outstanding (000)....        11,116         9,608
                                            ==========     =========
Earnings (loss) per share...............    $    (1.63)    $     .20
                                            ==========     =========

 Unaudited
 See Notes to Consolidated Condensed Financial Statements

                                      (2)

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   ($ IN 000)

                                                    UNAUDITED
                                               AT JANUARY 31,        AT OCTOBER 31,
                                                    1997                  1996
                                            -----------------     -----------------
ASSETS
Current Assets
--------------
Cash                                        $       1,866         $       1,566
Receivables                                        60,359                74,258
Inventories                                        45,195                46,087
Other current assets                                3,678                 2,319
Income taxes recoverable                            4,039                 5,443
Deferred income taxes                              17,621                17,928
                                            -------------         -------------
Total Current Assets                              132,758               147,601
                                            -------------         -------------
Property and equipment, at cost                    91,019                89,787
Less accumulated depreciation and
 amortization                                     (49,253)              (46,421)
                                            -------------         -------------
Net Property and Equipment                         41,766                43,366
                                            -------------         -------------
Other Assets
------------
Goodwill, net of amortization                      94,143                95,003
Other intangible assets, net of
 amortization                                      43,588                45,422
Notes and other noncurrent receivables              2,677                 2,898
Other noncurrent assets                            13,026                14,065
Net assets held for sale or development            31,826                31,129
                                            -------------         -------------
Total Other Assets                                185,260               188,517
                                            -------------         -------------
Total Assets                                $     359,784         $     379,484
                                            =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Current maturities of long-term debt        $     153,905         $     161,482
Accounts payable                                   15,794                13,830
Accrued liabilities                                42,134                38,020
                                            -------------         -------------
Total Current Liabilities                         211,833               213,332
                                            -------------         -------------
Other Liabilities
-----------------
Long-term debt                                        418                   453
Other noncurrent liabilities                       11,316                12,019
Deferred income taxes                              22,448                22,544
                                            -------------         -------------
Total Other Liabilities                            34,182                35,016
                                            -------------         -------------
Stockholders' Equity
--------------------
Capital stock
 Preferred stock                                        1                     1
 Common Stock                                         111                   110
Additional paid-in capital                         71,036                70,321
Retained earnings                                  42,621                60,704
                                            -------------         -------------
Total Stockholders' Equity                        113,769               131,136
                                            -------------         -------------
Total Liabilities and Stockholders'
 Equity                                     $     359,784         $     379,484
                                            =============         =============

See Notes to Consolidated Condensed Financial Statements



                                      (3)

                             WHITTAKER CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   ($ IN 000)

                                                FOR THE THREE MONTHS
                                                 ENDED JANUARY 31,
                                            ------------------------
                                                 1997          1996
                                            ----------     ---------
OPERATING ACTIVITIES
Net income (loss).......................    $  (18,083)    $   1,890
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
Depreciation and amortization...........         5,762         2,741
Net periodic pension income.............            --           (60)
Decrease (increase) in income taxes
 recoverable............................         1,404        (2,727)
Change in deferred taxes................           211        (3,343)
Changes in operating assets and
 liabilities:
Decrease in receivables.................        13,724         3,315
Increase in inventories and other
 current assets.........................          (467)       (3,799)
Increase (decrease) in accounts payable
 and other liabilities..................         6,078        (3,385)
                                            ----------     ---------
Net cash provided (used) by operating
 activities.............................         8,629        (5,368)
                                            ----------     ---------

INVESTING ACTIVITIES
Purchase of property, plant and                 (1,343)         (816)
 equipment..............................
Purchased business......................            --          (885)
Net decrease in notes receivable........           396           582
Increase in assets held for sale or
 development............................          (697)         (749)
Other items, net........................            72           (68)
                                            ----------     ---------
Net cash used by investing activities...        (1,572)       (1,936)
                                            ----------     ---------

FINANCING ACTIVITIES
Net (decrease) increase in debt.........        (7,612)        7,726
Deferred debt costs.....................           139            87
Proceeds from shares issued under stock
 plans..................................           716             4
                                            ----------     ---------
Net cash provided (used) by financing
 activities.............................        (6,757)        7,817
                                            ----------     ---------

Net increase in cash....................           300           513
Cash at beginning of year...............         1,566           161
                                            ----------     ---------
Cash at end of period...................    $    1,866     $     674
                                            ==========     =========

Supplemental disclosure of cash flow
 information:

Cash paid during the year for:
   Interest.............................    $    3,435     $   1,545
                                            ==========     =========
   Income taxes.........................    $       59     $     116
                                            ==========     =========

     Unaudited
     See Notes to Consolidated Condensed Financial Statements

                                      (4)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying consolidated financial statements of Whittaker Corporation ("Whittaker" or the "Company") and its subsidiaries have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 31, 1996. The interim financial information is unaudited, but reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles may require management to make certain estimates and assumptions that could effect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include, among other things, future costs to complete long term contracts, valuation of slow moving or obsolete inventories, and amounts of estimated liabilities for contingent losses and future costs of litigation. Actual costs could differ from these estimates. The interim financial statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended October 31, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

   Primary earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents include Series D Participating Convertible Preferred Stock on an if converted method, and dilutive employee stock options calculated using the treasury stock method. Common stock equivalents have been excluded from the 1997 calculations as inclusion of such shares would have been antidilutive. Fully diluted earnings per share include the additional potential dilutive effects of employee stock options under the treasury stock method. The inclusion of additional shares assuming the conversion of the convertible debt would have been antidilutive. Fully diluted earnings per share are not presented because the calculations result in dilution of less than 3%.

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

   The Xyplex acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996. The transaction resulted in the acquisition of intangible assets valued at $39.2 million which are being amortized on a straight-line basis over periods ranging from five to fifteen years, goodwill of $62.8 million which is being amortized on a straight-line basis over twenty years. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date. The Company also assumed accrued liabilities of $16.6 million at the acquisition date.

   The accompanying consolidated financial statements reflect the operating results of Xyplex since the effective date of the acquisition. The unaudited pro forma results of operations for the three months ended January 31, 1996, assuming the consummation of the purchase as of November 1, 1995, are summarized below (in thousands except per share amounts):

                                            FOR THE THREE MONTHS
                                              ENDED JANUARY 31,
                                                    1996
                                                ------------
Net sales                                       $    70,808
Net income                                      $     1,063
Earnings per share                              $      0.09

                                      (5)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3.  INVENTORIES

   Inventories consisted of the following:

                                                        ($ IN 000)
                                             JANUARY 31,            OCTOBER 31,
                                                1997                    1996
                                          ----------------        -------------
Parts and materials                      $          21,784       $       22,482
Work in process                                     15,454               14,162
Finished goods                                       6,947                8,349
Costs relating to long-term contracts                1,059                1,289
Unliquidated progress billings                         (49)                (195)
                                          ----------------        -------------
                                         $          45,195       $       46,087
                                          ================        =============

NOTE 4.  COMMITMENTS AND CONTINGENCIES

   In certain years, after evaluating the availability and cost of insurance, the Company did not purchase insurance for certain risks, including workers' compensation and product liability. Consequently, the Company is without insurance for various risks, including product liability for certain products it previously manufactured. The Company currently has workers' compensation insurance and product liability insurance for products it currently manufactures. The Company's insurance carriers have taken the position that in certain cases the Company is uninsured for environmental matters, a position that the Company disputes in certain instances.

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

   At January 31, 1997, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above excluding the environmental remediation activities related to its property located in the City of Santa Clarita, California. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company has made cash expenditures of approximately $0.4 million for these environmental matters during the three months ended January 31, 1997. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represents a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

                                      (6)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5.  LONG-TERM DEBT

   On April 10, 1996, the Company and its existing agent bank entered into an amendment to the credit agreement pursuant to which the amount of the credit facility was increased to $170.0 million and all of the credit commitments under the agreement were assigned to the agent bank. Commitments under the credit agreement were subsequently syndicated to ten additional banks. At January 31, 1997, the credit facility consisted of an $85.0 million revolving credit facility that expires in April 2001 and a $78.5 million term loan payable in quarterly installments until 2001. Interest on loans outstanding under the credit agreement are based, at the Company's option, on LIBOR or the agent bank's prime rate, and the increment over LIBOR or the prime rate is based on the levels of cash flow and debt of the Company. At January 31, 1997, the annual interest rate based on LIBOR was LIBOR plus 4.5%, and the annual interest rate based on the prime rate was prime plus 2.0%. The Company is obligated to pay letter of credit fees which, at January 31, 1997, ranged between 4.125% per annum and 4.625% per annum on the aggregate amount of outstanding letters of credit, and commitment fees on the unused amount of the revolving credit facility. Additional borrowings under the amended credit facility will be used going forward to fund working capital and other corporate requirements.

   The Company's obligations under the credit agreement are secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The agreement includes financial covenants with respect to financial leverage, cash flow, and net worth. At January 31, 1997, the Company was not in compliance with several of the financial ratio covenants. The Company has obtained waivers of the defaults up to, but not including April 30, 1997. The most recent waiver agreement required the Company to pay a waiver fee, requires the Company to make interest payments monthly, limits the Company's selection of applicable interest periods, and limits to $79.0 million the amount of the revolving credit facility that the Company may utilize during the waiver period.

   Under the Company's 7% convertible subordinated note issued to Hughes Electronics Corporation, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of April 30, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date.

   There is no assurance that in future periods the Company will be in compliance with all of the financial covenants contained in its amended credit agreement, or that additional waivers of the financial covenants will be obtained. Acceleration of the debt under the bank credit agreement by the bank lending group upon the Company's failure to comply with a financial covenant would be an event of default under the $15 million 7% convertible subordinated note. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has been classified as current debt.

   In order to reduce the risk of higher interest expense under the Company's credit agreement that could result from an increase in LIBOR, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37 month term. At January 31, 1997, the unamortized cost was $219 thousand.

   At January 31, 1997, there were $12.2 million of letters of credit outstanding under the revolving credit facility.

   On February 26, 1997, the Company concluded the sale and leaseback of its Simi Valley facilities. The net proceeds of $17.4 million from the sale were used to prepay term debt under the Company's credit agreement. The initial lease term covers the fifteen year period ending February 28, 2012 and calls for rent escalations of 6% every three years beginning with the fourth year.

                                      (7)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

   Operating profit (loss) is total revenue less operating expenses. General corporate expenses have not been allocated to the business segments and are shown as a separate expense element of operating profit (loss) to reconcile to consolidated operating profit (loss). Communications segment operating results in 1997 reflect restructuring costs of $5.3 million. Aerospace and Communications segments operating results for 1997 also reflect one-time charges of $2.0 million and $2.7 million, respectively, for the write-down of inventories, relocation costs and other costs in connection with the move of the Aerospace Concord, California operation to Simi Valley, California and the restructuring and move of the Communications Santa Clara, California operations to Littleton, Massachusetts.

   Information about the Company's operations by business segment for the periods ended January 31, 1997 and 1996 follows ($ in thousands):

                                       UNAUDITED
                                  FOR THE THREE MONTHS
                                    ENDED JANUARY 31,
                                    1997          1996
                               ----------     ---------
SALES:
Aerospace..................    $   25,340     $  29,110
Communications.............        24,715        15,310
                               ----------     ---------
                               $   50,055     $  44,420
                               ==========     =========
OPERATING PROFIT (LOSS):
Aerospace..................    $    2,828     $   6,175
Communications.............       (14,866)          297
Corporate and Other........        (2,349)       (1,782)
                               ----------     ---------
                               $  (14,387)    $   4,690
                               ==========     =========

NOTE 7.  RESTRUCTURING COSTS

     During the first quarter of 1997 the Company's Communications segment recognized restructuring costs aggregating $5.3 million. This charge was taken to cover the costs of closing its Santa Clara, California facility and integrating that operation into its Littleton, Massachusetts facility. These costs include severance payments to approximately 75 employees, the write-down of idle fixed assets to net realizable value and other costs associated with the closedown of the Santa Clara facility. The Enterprise Hub product line formerly sold and supported from the Santa Clara facility will be sold through Xyplex Networks sales channels and will continue to be supported from the Littleton facility.

                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
----------------------------------------------------------

   Sales. The Company's first quarter 1997 sales of $50.1 million increased by $5.6 million (12.7%) over first quarter sales in the prior fiscal year. Sales generated by the Company's Communications segment increased by $9.4 million, primarily as a result of the acquisition of Xyplex, Inc. ("Xyplex") on April 10, 1996. The 1997 Communications segment sales were negatively impacted by the restructuring and move of its Santa Clara, California operation to its Littleton, Massachusetts operation. The Company expects this negative impact to be eliminated as the restructuring efforts are completed.

   The Company's Aerospace segment sales for the first quarter of fiscal 1997 were down $3.8 million (13.0%) from the same period in 1996, due to decreased sales of fluid control devices, and to a lesser extent, reduced sales of defense electronics products and aircraft fire and overheat detector products and systems. Increased emphasis has been placed on expanding sales from overhaul repairs, retrofits, upgrades and spare components to end-users such as airlines, cargo carriers, maintenance stations, military bases and government agencies. New aircraft production is on the rise, which may further contribute to an improved business climate for these Company products.

   Gross Margin. The Company's gross margin for the first quarter of 1997 as a percentage of sales was 34.1%, compared with 43.9% for the first quarter of 1996. The first quarter 1997 gross margin consists of Communications segment gross margin of $8.8 million (35.7% of sales), and Aerospace segment gross margin of $8.2 million (32.5% of sales). Communications segment gross margin as a percentage of sales decreased from 45.8% in 1996 to 35.7% in 1997 substantially because of inventory write-downs in connection with the restructuring and move of operations from Santa Clara to Littleton. Aerospace segment gross margin as a percentage of sales decreased from 43.0% in 1996 to 32.5% in 1997 primarily reflecting increased costs associated with the move of the Concord, California operations to Simi Valley, California, lower sales volume of fluid control devices and decreased margins on defense electronic products. Without the inventory write-downs and move costs, the 1997 Aerospace and Communications segments gross margins, as a percent of sales, would have been 39.2% and 46.8%, respectively.

   Engineering and Development. Engineering and development expenses for the first quarter of 1997 increased by $1.8 million from the first quarter of 1996. The first quarter 1997 engineering and development expenses consist of Communications segment expenses of $4.7 million (18.9% of sales) and Aerospace segment expenses of $0.2 million (1.0% of sales). Communications segment engineering and development expenses increased by $2.6 million from 1996 to 1997 primarily due to the inclusion of Xyplex's engineering and development expenses since its acquisition on April 10, 1996. To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. Aerospace segment engineering and development expenses decreased by $0.8 million from 1996 to 1997.

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for the first quarter of 1997 increased by $9.5 million from the first quarter of 1996, from 26.4% of sales in 1996 to 42.5% of sales in 1997. Communications segment SG&A expenses increased by $9.1 million from first quarter 1996 to first quarter 1997 due primarily to the inclusion of Xyplex SG&A expenses since its acquisition on April 10, 1996. Communications segment SG&A expenses for the first quarter of 1997 were $13.8 million (55.7% of sales), which included amortization expense of $2.6 million related to goodwill and intangible assets, compared with SG&A expenses of $4.7 million (30.3% of sales), which included amortization expense of $0.6 million related to goodwill and intangible assets, for the first quarter of 1996.

   Aerospace segment SG&A expenses were $5.2 million (20.4% of sales) for the first quarter of 1997 compared to $5.3 million (18.3% of sales) for the same period in 1996.

                                      (9)

--------------------------------

   Restructuring Costs. During the first quarter of 1997, the Communications segment recognized costs and related liabilities of $5.3 million in connection with the integration of its Santa Clara, California operations into its Littleton, Massachusetts facility. The liabilities include $2.2 million for severance payments, $2.1 million for facility closedown costs and $1.0 million for the write-off of other assets and other costs.

   Interest Expense. Interest expense increased to $3.8 million for the first quarter of 1997 from $1.7 million in the same period of 1996 primarily as a result of incremental debt related to the acquisition of Xyplex.

   Income Taxes. In compliance with FASB 109, the Company has established a full valuation allowance against its carry forward benefits. The Company will continue to offset income tax benefits with this valuation allowance until such time as its pretax profits would allow for the elimination of this allowance.

   Operating Results. In addition to the restructuring costs described above, the Company recognized other one-time charges in connection with its overall streamlining and integration efforts. The Communications segment incurred costs of $2.7 million for the writedown of inventories which became excess or obsolete in connection with the restructuring plan. The Aerospace segment incurred costs of $2.0 million for the closedown and move of its Concord, California facility to Simi Valley, California.

ACQUISITION

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

   The Xyplex acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996. The transaction resulted in the acquisition of intangible assets valued at $39.2 million which are being amortized on a straight-line basis over periods ranging from five to fifteen years, goodwill of $62.8 million which is being amortized on a straight-line basis over twenty years. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date. The Company also assumed accrued liabilities of $16.6 million at the acquisition date.

   Sales of Xyplex products and services contributed substantial revenues to the Company beginning in the third fiscal quarter of 1996, as well as resulting in increased operating expenses. A significant portion of the increase in operating expenses for the three months ended January 31, 1997 over the three months ended January 31, 1996 was due to the acquisition of Xyplex and the integration of the Whittaker Communications, Inc. ("WCI") and Xyplex operations.

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

                                      (10)

--------------------------------
   At January 31, 1997, the Company's debt totaled $154.3 million, which consisted of $60.0 million of loans under the revolving credit facility, $78.5 million under the term loan, $15.0 million of convertible subordinated debt, and $0.8 million of other debt. In addition, there were $12.2 million of letters of credit outstanding under the revolving credit facility. The Company was not in compliance with several of the financial ratio covenants in its bank credit agreement at January 31, 1997. The Company has obtained waivers of the defaults up to, but not including April 30, 1997. The most recent waiver agreement required the Company to pay a waiver fee, requires the Company to make interest payments monthly, limits the Company's selection of applicable interest periods, and limits to $79.0 million the amount of the revolving credit facility that the Company may utilize during the waiver period. The Company and its bank lending group are currently discussing alternatives for reducing the Company's bank debt. Some of these alternative measures may result in financing that is more expensive than the Company's current bank financing. If a reduction of the bank debt cannot be achieved, the bank lending group may elect to pursue its remedies, including acceleration of the total bank indebtedness. There is no assurance that in future periods, the Company will be in compliance with all of the financial covenants contained in its amended credit agreement or that additional waivers of the financial covenants will be obtained. Consequently, bank debt in the amount of $126.5 million, which otherwise would have been classified as noncurrent, has been classified as current. Furthermore, acceleration of the debt under the bank credit agreement by the bank lending group upon the Company's failure to comply with a financial covenant would be an event of default under the $15 million 7% convertible subordinated note issued by the Company to Hughes Electronics Corporation as partial consideration for its purchase of WCI in 1995. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt.

   The Company believes that its existing cash and available credit will be adequate to meet future operating cash needs through the waiver period. Thereafter, if the Company is permitted to utilize the full $85.0 million amount of the revolving credit facility, the Company believes that it will be able to meet its operating cash needs. However, there can be no assurance that the Company's bank lending group will so permit the Company to utilize the full $85.0 million of its revolving credit facility after the waiver period has ended.

   Debt as a percent of total capitalization (stockholders' equity plus debt) was 57.6% at January 31, 1997, compared with 55.3% at October 31, 1996. The current ratio at January 31, 1997 was 0.63, compared with 0.69 at October 31, 1996, while working capital was ($79.1) million at January 31, 1997, compared with ($65.7) million at October 31, 1996. Excluding the debt reclassifications discussed above, the current ratio would have been 1.89 and working capital would have been $62.4 million at January 31, 1997 and at October 31, 1996 the current ratio and working capital would have been 2.36 and $85.3 million.

   Cash flow provided by operations for the first quarter of 1997 was $8.6 million, compared to ($5.4) million for the same period in 1996. The $14.0 million increase from 1996 to 1997 was due primarily to decreases in accounts receivable and other operating assets, increases in operating liabilities, decreases in deferred and recoverable income taxes and higher depreciation and amortization offset in part by a decrease in net income of $20.0 million.

   Capital expenditures during the first quarter of 1997 were $1.3 million, compared to $0.8 million for 1996. At January 31, 1997, there were approximately $0.5 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations. Capital expenditure amounts are a component of one of the financial ratio covenants contained in the Company's credit agreement.

   The Company's program for divestiture of its discontinued operations was substantially complete by the end of fiscal 1992. A 996-acre parcel of land, which was formerly used by a discontinued technology unit, remains. The land is located in the city of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the City granted entitlements necessary to develop this property as a mixed-use residential, commercial, and light industrial development. The initial term of the entitlements was ten years. In February 1996, the City approved a development agreement which, among other things, extended the ten-year term of the entitlements to over 20 years. The Company is evaluating the most advantageous means to realize the value of this asset. Cash expenditures related to the environmental remediation of this property were $0.7 million during the first quarter of 1997.

                                      (11)

--------------------------------

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

   On February 26, 1997, the Company concluded the sale and leaseback of its Simi Valley facilities. The net proceeds of $17.4 million from the sale were used to prepay term debt under the Company's credit agreement. The lease term covers the fifteen year period ending February 28, 2012 and calls for rent escalations of 6% every three years beginning with the fourth year.

   The Company has engaged a financial advisor to assist in the disposition of certain product lines of its defense electronics unit. The Company has not received any offers to purchase such product lines and it cannot predict the amount of cash such dispositions would generate. Under the terms of the Company's credit agreement, the net proceeds of such dispositions are required to be applied to the prepayment of the Company's term loan.



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

                                      (12)

EXHIBITS TO PART I
------------------

I(a)  Calculation of Earnings (Loss) Per Share.

                                      (13)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (In thousands, except per share data)

                                               FOR THE THREE MONTHS
                                                 ENDED JANUARY 31,
                                                 1997          1996
                                            -----------     --------
PRIMARY EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net income (loss)                           $   (18,083)    $  1,890

Adjustments:                                -----------     --------

Net income (loss) used in primary
 earnings per share calculations            $   (18,083)    $  1,890
                                            ===========     ========
AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES

Weighted average number of common
 shares outstanding                              11,116        8,703

Common equivalent shares:
 Series D Participating Convertible
   Preferred Stock                                   --          266
 Stock options included under treasury
   stock method                                      --          639
                                            -----------     --------

TOTAL                                            11,116        9,608
                                            ===========     ========

Primary Earnings (Loss) Per Share           $     (1.63)    $   0.20
                                            ===========     ========

NOTE

Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include Series D Participating Convertible Preferred Stock, and dilutive employee stock options calculated using the treasury stock method. Fully diluted earnings per share include the additional potential dilutive effect of employee stock options.

Common equivalent shares have been excluded from 1997 calculations and additional shares assuming conversion of subordinated convertible debt have been excluded from 1997 and 1996 calculations as antidilutive.

Unaudited

                                      (14)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
             CALCULATION OF EARNINGS (LOSS) PER SHARE - (CONTINUED)
                     (In thousands, except per share data)

                                               FOR THE THREE MONTHS
                                                 ENDED JANUARY 31,
                                                 1997          1996
                                            -----------     --------
FULLY DILUTED EARNINGS (LOSS) PER SHARE
EARNINGS (LOSS)
Net income (loss) used in primary
 earnings per share calculation (above)     $   (18,083)    $  1,890
Adjustments:
                                              ----------     --------
Net income (loss) used in fully diluted
 earnings per share calculations            $   (18,083)    $  1,890
                                              ==========     ========
AVERAGE SHARES USED TO CALCULATE FULLY
 DILUTED EARNINGS (LOSS) PER SHARE
Average common and common equivalent
 shares (above)                                  11,116        9,608
Add:
 Additional stock options included
  under treasury stock method                        --          165

 Additional shares assuming conversion
  of subordinated convertible debt                   --           --
                                             -----------     --------
TOTAL                                            11,116        9,773
                                             ===========     ========
Fully Diluted Earnings (Loss) Per Share     $     (1.63)    $   0.19
                                             ===========     ========

NOTES


Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include Series D Participating Convertible Preferred Stock, and dilutive employee stock options calculated using the treasury stock method. Fully diluted earnings per share include the additional potential dilutive effect of employee stock options.

Common equivalent shares have been excluded from 1997 calculations and additional shares assuming conversion of subordinated convertible debt have been excluded from 1997 and 1996 calculations as antidilutive.

Unaudited

                                      (15)

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS
---------------------

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  *

     10.1 Fourth Amendment and Waiver, dated as of February 26, 1997, among Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders.

     11. Statements recomputation of per share earnings forthe three months ended January 31, 1997 (Exhibit I(a) of Part I to this Form 10-Q).

     22.   See Part II, Item 4 of this Form 10-Q.

     27.   Financial Data Schedule.
---------

* Exhibits followed by aparenthetical reference are incorporated by reference to the documents described therein.

(b) Reports on Form 8-K.

    During the quarter ended January 31, 1997, the Company did not file any reports on Form 8-K.

                                      (16)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WHITTAKER CORPORATION


Date:  March 14, 1997      By:  /s/ Joseph F. Alibrandi
                               ---------------------------------------
                                Joseph F. Alibrandi
                                Chairman and Chief Executive Officer

                           By:  /s/ Eva H. L. Jonutis
                               ---------------------------------------
                                Eva H. L. Jonutis
                                Controller

                                      (17)

                                 EXHIBIT INDEX

                                                       SEQUENTIALLY
EXHIBIT NO.*                 DESCRIPTION               NUMBERED PAGE
----------                   -----------               -------------

   10.1         Fourth Amendment and Waiver, dated
                as of February 26, 1997, among
                Registrant, NationsBank of Texas,
                N.A., as Agent, and the financial
                institutions named therein as
                Lenders.

   11.          Statements re computation of per
                share earnings for the three months
                ended January 31, 1997 (Exhibit
                I(a) of Part I to this Form 10-Q).

   22.          See Part II, Item 4 of this Form
                10-Q.

   27.          Financial Data Schedule.
-------------

* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.