Form 10-Q
period 1997-04-30
WHITTAKER CORP
filed 1997-06-13
CIK 106945

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                     QUARTERLY PERIOD ENDED APRIL 30, 1997


Commission file number 0-20609

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,149,473 shares, par value $.01 per share, as of April 30, 1997.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WHITTAKER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    ($ in 000, except for per share amounts)

                                                For the Three Months           For the Six Months
                                                   Ended April 30,              Ended April 30,
                                                 1997           1996           1997          1996
                                            ----------     ----------     ----------     ---------
Sales...................................    $   44,732     $   47,605     $   94,787     $  92,025
Costs and expenses
  Cost of sales.........................        27,166         27,484         60,146        52,384
  Engineering and development...........         3,710          3,882          8,630         6,977
  Selling, general and administrative...        20,952         15,280         42,226        27,015
  Goodwill and other intangibles
   impairment charge....................        22,068             --         22,068            --

  Acquired in-process research and                                                --
  development...........................            --         11,700             --        11,700
  Restructuring costs...................            --            540          5,268           540
                                            ----------     ----------     ----------     ---------
Operating Loss..........................       (29,164)       (11,281)       (43,551)       (6,591)

  Interest expense......................         4,537          2,031          8,376         3,686
  Interest income.......................          (114)        (5,460)          (263)       (5,622)
  Other expense.........................           856             45            862            46
                                            ----------     ----------     ----------     ---------
Loss before benefit for taxes...........       (34,443)        (7,897)       (52,526)       (4,701)
Benefit for taxes.......................            --         (3,007)            --        (1,701)
                                            ----------     ----------     ----------     ---------
Net loss................................    $  (34,443)    $   (4,890)    $  (52,526)    $  (3,000)
                                            ==========     ==========     ==========     =========
Average common and common
equivalent shares outstanding (000).....        11,149          9,471         11,131         9,136
                                            ==========     ==========     ==========     =========
Loss per share..........................    $    (3.09)    $    (0.52)    $    (4.72)    $   (0.33)
                                            ==========     ==========     ==========     =========

 Unaudited
 See Notes to Consolidated Condensed Financial Statements

                                      (2)

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   ($ in 000)

                                                Unaudited
                                               At April 30,        At October 31,
                                                   1997                 1996
                                            ---------------     -----------------
ASSETS
Current Assets
--------------
Cash                                        $           211     $           1,566
Receivables                                          56,865                74,258
Inventories                                          51,365                46,087
Other current assets                                  3,806                 2,319
Income taxes recoverable                              3,943                 5,443
Deferred income taxes                                13,878                17,928
                                            ---------------     -----------------
Total Current Assets                                130,068               147,601
                                            ---------------     -----------------
Property and equipment, at cost                      62,358                89,787
Less accumulated depreciation and
 amortization                                       (39,614)              (46,421)
                                            ---------------     -----------------
Net Property and Equipment                           22,744                43,366
                                            ---------------     -----------------
Other Assets
------------
Goodwill, net of amortization                        78,225                95,003
Other intangible assets, net of
 amortization                                        34,704                45,422
Notes and other noncurrent receivables                2,357                 2,898
Other noncurrent assets                              12,977                14,065
Net assets held for sale or development              32,491                31,129
                                            ---------------     -----------------
Total Other Assets                                  160,754               188,517
                                            ---------------     -----------------
Total Assets                                $       313,566     $         379,484
                                            ===============     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Current maturities of long-term debt        $       144,519     $         161,482
Accounts payable                                     21,367                13,830
Accrued liabilities                                  37,840                38,020
                                            ---------------     -----------------
Total Current Liabilities                           203,726               213,332
                                            ---------------     -----------------
Other Liabilities
-----------------
Long-term debt                                          283                   453
Other noncurrent liabilities                         11,622                12,019
Deferred income taxes                                18,609                22,544
                                            ---------------     -----------------
Total Other Liabilities                              30,514                35,016
                                            ---------------     -----------------
Stockholders' Equity
--------------------
Capital stock
 Preferred stock                                          1                     1
 Common Stock                                           111                   110
Additional paid-in capital                           71,036                70,321
Retained earnings                                     8,178                60,704
                                            ---------------     -----------------
Total Stockholders' Equity                           79,326               131,136
                                            ---------------     -----------------
Total Liabilities and Stockholders'
 Equity                                     $       313,566     $         379,484
                                            ===============     =================

     See Notes to Consolidated Condensed Financial Statements

                                      (3)

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   ($ in 000)

                                                 For the Six Months
                                                   Ended April 30,
                                            -------------------------
                                                 1997           1996
                                            ----------     ----------
OPERATING ACTIVITIES
Net loss................................    $  (52,526)    $   (3,000)
Adjustments to reconcile net loss to
 net cash provided (used) by operating
 activities:
Depreciation and amortization...........        11,032          6,322
Goodwill and other intangibles
 impairment charge......................        22,068             --
Net periodic pension expense (income)...           294           (120)
Acquired in-process research and
 development............................            --         11,700
Decrease (increase) in income taxes
 recoverable............................         1,500         (2,744)
Change in deferred taxes................           115         (4,938)
Changes in operating assets and
 liabilities:
Decrease in receivables.................        17,180          5,304
Increase in inventories and other
 current assets.........................        (6,765)        (5,151)
Increase (decrease) in accounts payable
 and other liabilities..................         7,357         (3,601)
                                            ----------     ----------
Net cash provided by operating
 activities.............................           255          3,772
                                            ----------     ----------

INVESTING ACTIVITIES
Sale of property, plant and equipment...        18,161             --
Purchase of property, plant and
 equipment..............................        (2,806)        (2,536)
Purchased business......................            --        (69,210)
Net decrease in notes receivable........           754            903
Increase in assets held for sale or
 development............................        (1,362)        (2,169)
Other items, net........................          (355)           (49)
                                            ----------     ----------
Net cash provided (used) by investing
 activities.............................        14,392        (73,061)
                                            ----------     ----------

FINANCING ACTIVITIES
Borrowing related to new credit
 agreement..............................            --        135,000
Paydown related to previous credit
 agreement..............................            --        (60,750)
Payment of term debt and other
 decreases in debt, net.................       (17,133)          (148)
Deferred debt costs.....................           415         (3,185)
Other items, net........................           716            142
                                            ----------     ----------
Net cash provided (used) by financing
 activities.............................       (16,002)        71,059
                                            ----------     ----------

Net increase (decrease) in cash.........        (1,355)         1,770
Cash at beginning of year...............         1,566            161
                                            ----------     ----------
Cash at end of period...................    $      211     $    1,931
                                            ==========     ==========

Supplemental disclosure of cash flow
 information:

Cash paid during the year for:
   Interest.............................    $    8,331     $    3,033
                                            ==========     ==========
   Income taxes.........................    $      162     $      150
                                            ==========     ==========

     Unaudited
     See Notes to Consolidated Condensed Financial Statements

                                      (4)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

   The accompanying consolidated condensed financial statements of Whittaker Corporation ("Whittaker" or the "Company") and its subsidiaries have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 31, 1996. The interim financial information is unaudited, but reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles may require management to make certain estimates and assumptions that could affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include, among other things, future costs to complete long-term contracts, valuation of slow moving or obsolete inventories and amounts of estimated liabilities for contingent losses and future costs of litigation. Actual costs could differ from these estimates. The interim financial statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended October 31, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

   Primary earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding except in those periods where the inclusion of average common equivalent shares would be antidilutive. Common stock equivalents include Series D Participating Convertible Preferred Stock ("Series D Preferred Stock") on an if converted basis, and dilutive employee stock options calculated using the treasury stock method. Fully diluted earnings per share include the additional potential dilutive effects of employee stock options under the treasury stock method except in periods where the inclusion of such additional shares would be antidilutive. The additional shares outstanding, assuming the conversion of the convertible debt, are included in all periods where the effect is dilutive. Fully diluted earnings per share are not presented because the calculations result in dilution of less than 3%.

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

   The Xyplex acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996. The transaction resulted in the acquisition of intangible assets valued at $39.2 million which are being amortized on a straight-line basis over periods ranging from five to fifteen years and goodwill of $62.8 million which is being amortized on a straight-line basis over twenty years. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date. The Company also assumed accrued liabilities of $16.6 million at the acquisition date. Prior to closing, Xyplex forgave the intercompany receivable due from Raytheon. Based on the Company's current projections, the undiscounted future cash flows from the Xyplex operation appear sufficient to recover the current carrying value of the intangible assets and goodwill. The Company intends to continue to evaluate the performance and cash flow projections of Xyplex as well as its technological positioning in the enterprise edge market. There can be no assurance that such evaluations will not result in the write-off or acceleration of the amortization of these intangible assets and goodwill in future periods.

                                      (5)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Note 2.  Acquisitions - Continued

   The accompanying consolidated financial statements reflect the operating results of Xyplex since the effective date of the acquisition. The unaudited pro forma results of operations for the six months ended April 30, 1996, assuming the consummation of the purchase as of November 1, 1995, are summarized below. The writeoff of acquired in-process research and development of $11.7 million is not reflected in these results (in thousands except per share amounts):

                                              For the Six Months
                                                Ended April 30,
                                                    1996
                                              ------------------
     Net sales                                  $     147,017
     Net loss                                   $      (1,333)
     Loss per share                             $       (0.12)

Note 3.  Inventories

   Inventories consisted of the following:

                                                         ($ in 000)
                                                 April 30,            October 31,
                                                   1997                 1996
                                           ---------------       --------------
     Parts and materials                   $        24,847       $       22,482
     Work in process                                19,761               14,162
     Finished goods                                  7,886                8,349
     Costs relating to long-term contracts             571                1,289
     Unliquidated progress billings                 (1,700)                (195)
                                           ---------------       --------------
                                           $        51,365       $       46,087
                                           ===============       ==============

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

                                    (6)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Note 4.  Commitments and Contingencies - Continued

   At April 30, 1997, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above but excluding the environmental remediation activities related to its property located in the City of Santa Clarita, California. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company has made cash expenditures of approximately $0.6 million for these environmental matters during the six months ended April 30, 1997. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

Note 5.  Long-Term Debt

   On April 10, 1996, the Company and its existing agent bank entered into an amendment to the Company's credit agreement pursuant to which the amount of the credit facility was increased to $170.0 million and all of the credit commitments under the agreement were assigned to the agent bank. Commitments under the credit agreement were subsequently syndicated to ten additional banks. At April 30, 1997, the credit facility consisted of an $85.0 million revolving credit facility that expires in April 2001, of which the Company was permitted to utilize $82.0 million and a $59.2 million term loan payable in quarterly installments until 2001. Interest on loans outstanding under the credit agreement is based on the agent bank's prime rate, and, at April 30, 1997, the increment over the prime rate was based on the level of debt of the Company. At April 30, 1997, the annual interest rate was prime plus 2.25% and interest was payable monthly. The Company is obligated to pay letter of credit fees which, at April 30, 1997, ranged between 3.625% per annum and 4.125% per annum on the aggregate amount of outstanding letters of credit, and commitment fees on the unused amount of the revolving credit facility. Additional borrowings under the credit facility will be used to fund future working capital and other corporate requirements. At April 30, 1997, the Company had $8.6 million of letters of credit outstanding and unused and available credit of $3.4 million under its revolving credit facility.

   The Company's obligations under the credit agreement are secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The agreement includes four financial ratio covenants with respect to financial leverage, cash flow, and net worth. At April 30, 1997, the Company was not in compliance with any of the financial ratio covenants. The Company has obtained waivers of the defaults up to, but not including June 30, 1997. The most recent waiver dated as of May 30, 1997 increased the interest rate on outstanding loans to prime plus 3.25%, increased the letter of credit fees by .25% per annum, and increased to $83.0 million the amount of the revolving credit facility that the Company may utilize during the waiver period.

   There can be no assurance that in future periods the Company will be in compliance with any of the financial covenants contained in its credit agreement, or that additional waivers of the financial covenants will be obtained. There can be no assurance that any future waivers would contain terms which would be as favorable to the Company as, or would materially differ from, waivers granted in the past. Consequently, bank debt in the amount of $118.3 million, which otherwise would have been classified as noncurrent, has been classified as current. Acceleration of the debt under the credit agreement by the bank lending group upon the Company's failure to comply with a financial covenant would be an event of default under the $15 million 7% convertible subordinated note issued to Hughes Electronics Corporation. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has been classified as current debt.

                                      (7)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Note 5.  Long-Term Debt - Continued

   Under the Company's 7% convertible subordinated note, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of April 30, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date.

   In order to reduce the risk of higher interest expense under the Company's credit agreement that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At April 30, 1997, the unamortized cost was $197 thousand.

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

   Operating profit (loss) is total revenue less operating expenses. General corporate expenses have not been allocated to the business segments and are shown as a separate expense element of operating profit (loss) to reconcile to consolidated operating profit (loss). The three-month and six-month 1997 Communications segment operating results include an impairment charge of $22.1 million related to the goodwill and other intangibles recorded in connection with the 1995 acquisition of Hughes LAN Systems, Inc. (see Note 8). Communications segment operating results for the first six months of 1997 reflect restructuring costs of $5.3 million (see Note 7). Aerospace and Communications segment operating results for the first six months of 1997 also reflect one-time charges of $2.0 million and $2.7 million, respectively, for the write-down of inventories, relocation costs and other costs in connection with the move of the Aerospace Concord, California operation to Simi Valley, California and the restructuring and move of the Communications Santa Clara, California operation to Littleton, Massachusetts.

   Information about the Company's operations by business segment for the periods ended April 30, 1997 and 1996 follows ($ in thousands):

                                       For the Three Months           For the Six Months
                                          Ended April 30,               Ended April 30,
                                        1997           1996           1997           1996
                                   ----------     ----------     ----------     ----------
Sales:
Aerospace......................    $   24,117     $   33,396     $   49,457     $   62,506
Communications.................        20,615         14,209         45,330         29,519
                                   ----------     ----------     ----------     ----------
                                   $   44,732     $   47,605     $   94,787     $   92,025
                                   ==========     ==========     ==========     ==========
Operating profit (loss):
Aerospace......................    $    2,881     $    6,079     $    5,709     $   12,254
Communications.................       (28,781)       (15,098)       (43,647)       (14,801)
Corporate and Other............        (3,264)        (2,262)        (5,613)        (4,044)
                                   ----------     ----------     ----------     ----------
                                   $  (29,164)    $  (11,281)    $  (43,551)    $   (6,591)
                                   ==========     ==========     ==========     ==========

                                      (8)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Note 7.  Restructuring Costs

   During the first six months of 1997, the Company's Communications segment recognized restructuring costs aggregating $5.3 million. This charge was taken to cover the costs of closing its Santa Clara, California facility and integrating that operation into its Littleton, Massachusetts facility. These costs include severance payments to approximately 75 employees, the write-down of idle fixed assets to net realizable value and other costs associated with the closedown of the Santa Clara facility. The Enterprise Hub product line formerly sold and supported from the Santa Clara facility will be sold through Xyplex Networks sales channels and will continue to be supported from the Littleton facility. During the first six months of 1997, charges made against the restructuring reserve included severance payments of $2.2 million, fixed asset writedowns of $1.4 million, site closing costs of $0.4 million and other costs of $0.5 million.

Note 8.  Impairment Charge

   The 1995 purchase by the Company of the capital stock of Hughes LAN Systems, Inc. resulted in the acquisition of goodwill and other intangible assets. Current projections show that the undiscounted future cash flows from this acquired business will be insufficient to recover the current carrying value of the goodwill and other intangible assets. Thus, in the second quarter of 1997, the Company recorded an impairment charge of $22.1 million. The Company has evaluated and intends to continue to evaluate the performance and cash flow projections of Xyplex as well as the technological positioning of Xyplex in the enterprise edge market. There can be no assurance that such evaluations will not result in the write-off or acceleration of the amortization of the goodwill and other intangibles recorded in connection with the Company's 1996 acquisition of Xyplex, Inc.

                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments
-------------------
   The Company has engaged financial advisors to assist the Company in its exploration of strategic options, including the disposition of Xyplex and its defense electronics unit. The Company has not received any offers of purchase. However, discussions are continuing with potential acquirers and the Company cannot predict if such dispositions will occur or the amount of cash such dispositions would generate. Under the terms of the Company's credit agreement, the net proceeds of such dispositions are required to be applied to the prepayment of the Company's term loan. In addition, strategic options being considered may include the acquisition of the Company by purchase or merger.

Results of Operations
---------------------

Comparison of Three Months Ended April 30, 1997 and 1996

   Sales. The Company's second quarter 1997 sales of $44.7 million decreased by $2.9 million (6.0%) over second quarter sales in the prior fiscal year. Sales generated by the Company's Communications segment increased by $6.4 million, primarily as a result of the acquisition of Xyplex, Inc. ("Xyplex") on April 10, 1996, partially offset by decreased sales of Enterprise Hub related products.

   The Company's Aerospace segment sales for the second quarter of fiscal 1997 were down $9.3 million (27.8%) from the same period in 1996, because of reduced sales of defense electronics products, reduced sales from contracts qualifying, under the Company's current policy, for revenue recognition using the percentage of completion method and reduced sales of certain industrial products. New aircraft production is on the rise which may contribute to an improved business climate for related Aerospace products.

   Gross Margin. The Company's gross margin for the second quarter of 1997 as a percentage of sales was 39.3%, compared with 42.3% for the second quarter of 1996. The second quarter 1997 gross margin consists of Communications segment gross margin of $9.7 million (47.0% of sales), and Aerospace segment gross margin of $7.9 million (32.7% of sales). Communications segment gross margin as a percentage of sales decreased from 48.1% in 1996 due to inefficiencies associated with reduced sales volume of Enterprise Hub products. Aerospace segment gross margin as a percentage of sales decreased from 39.8% in 1996 to 32.7% in 1997 primarily reflecting higher than anticipated costs associated with the move of the Concord, California operation to Simi Valley, California, lower sales volume of fluid control devices and decreased margins on defense electronic products.

   Engineering and Development. Engineering and development expenses for the second quarter of 1997 decreased slightly from the second quarter of 1996. The second quarter 1997 engineering and development expenses consisted of Communications segment expenses of $3.3 million (16.1% of sales) and Aerospace segment expenses of $0.4 million (1.6% of sales). The 1997 Communications segment engineering and development expenses included the expenses of Xyplex for the full quarter while the 1996 results reflected the costs only from the date of acquisition. This increase was offset by reduced spending on Enterprise Hub related products. To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. The Company anticipates that engineering and development expenditures by its Communications segment in 1997 will, as a percentage of sales, be less than 1996 levels. Aerospace segment engineering and development expenses for the second quarter decreased by $0.1 million from 1996 to 1997.

                                     (10)

---------------------------------

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for the second quarter of 1997 increased by $5.7 million from the second quarter of 1996, from 32.1% of sales in 1996 to 46.8% of sales in 1997. Communications segment SG&A expenses increased by $6.2 million from second quarter 1996 to second quarter 1997 due primarily to the inclusion of Xyplex SG&A expenses since its acquisition on April 10, 1996, partially offset by reduced spending for Enterprise Hub related products. Communications segment SG&A expenses for the second quarter of 1997 were $13.1 million (63.4% of sales), which included amortization expense of $2.6 million related to goodwill and intangible assets, compared with SG&A expenses of $6.9 million (48.3% of sales), which included amortization expense of $1.1 million related to goodwill and intangible assets, for the second quarter of 1996. Aerospace segment SG&A expenses were $4.6 million (19.1% of sales) for the second quarter of 1997 compared to $6.2 million (18.4% of sales) for the same period in 1996, reflecting primarily reduced management incentive costs and headcount.

   The 1995 purchase by the Company of the stock of Hughes LAN Systems resulted in the acquisition of goodwill and other intangible assets. Current projections show that the undiscounted future cash flows from this acquired business will be insufficient to recover the current carrying value of the goodwill and other intangible assets. Thus, in the second quarter of 1997, the Company recorded an impairment charge of $22.1 million.

   Interest Expense. Interest expense increased to $4.5 million for the second quarter of 1997 from $2.0 million in the same period of 1996 primarily as a result of incremental debt related to the acquisition of Xyplex.

   Other Expense. Other expense, in the second quarter of 1997, increased by $0.8 million over the same period of 1996 reflecting the writedown of a current asset to its net realizable value and the settlement of a claim against the Company in excess of its related loss reserve.

   Income Taxes. In compliance with FASB 109, the Company has established a full valuation allowance against its potential carry forward benefits. The Company will continue to offset income tax benefits with this valuation allowance until such time as its pretax profits would allow for the elimination of this allowance.

Comparison of Six Months Ended April 30, 1997 and 1996

   Sales. The Company's sales for the six months ended April 30, 1997 of $94.8 million increased by $2.8 million (3.0%) over sales in the same period of the prior fiscal year. Sales generated by the Company's Communications segment increased by $15.8 million, primarily as a result of the acquisition of Xyplex, Inc. partially offset by decreased sales of Enterprise Hub related products reflecting the negative effect associated with the restructuring and move of its Santa Clara, California operations to its Littleton, Massachusetts facility.

   The Company's Aerospace segment sales for the first six months of fiscal 1997 were down $13.0 million (20.9%) from the same period in 1996, due to reduced sales of defense electronics products, reduced sales from contracts qualifying, under the Company's current policy, for revenue recognition using the percentage of completion method and reduced sales of certain industrial products.
Increased emphasis has been placed on expanding sales from overhaul repairs, retrofits, upgrades and spare components to end-users such as airlines, cargo carriers, maintenance stations, military bases and government agencies. New aircraft production is on the rise, which may contribute to an improved business climate for related Aerospace products.

   Gross Margin. The Company's gross margin for the first six months of 1997 as a percentage of sales was 36.5%, compared with 43.1% for the first six months of 1996. The 1997 gross margin consists of Communications segment gross margin of $18.5 million (40.8% of sales), and Aerospace segment gross margin of $16.1 million (32.6% of sales). Communications segment gross margin as a percentage of sales decreased from 46.9% in 1996 to 40.8% in 1997 primarily because of inventory write-downs in connection with the restructuring and move of operations from Santa Clara to Littleton. Aerospace segment gross margin as a percentage of sales decreased from 41.3% in 1996 to 32.6% in 1997 primarily reflecting increased costs associated with the move of the Concord, California operation to Simi Valley, California, lower sales volume of fluid control devices and decreased margins on defense electronic products. Without the move costs and inventory write-downs, the 1997 Communications and Aerospace segments gross margins, as a percent of sales, would have been 50.2% and 36.1%, respectively.

                                     (11)

---------------------------------

   Engineering and Development. Engineering and development expenses for the first six months of 1997 increased by $1.7 million from the first six months of 1996. The 1997 engineering and development expenses consist of Communications segment expenses of $8.0 million (17.6% of sales) and Aerospace segment expenses of $0.6 million (1.3% of sales). Communications segment engineering and development expenses increased by $2.5 million from 1996 to 1997 primarily due to the inclusion of Xyplex's engineering and development expenses since its acquisition on April 10, 1996, partially offset by reduced spending for Enterprise Hub related products. To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. The Company anticipates that engineering and development expenditures by its Communications segment in 1997 will, as a percentage of sales, be less than 1996 levels. Aerospace segment engineering and development expenses decreased by $0.9 million from 1996 to 1997.

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for the first six months of 1997 increased by $15.2 million from the first six months of 1996, from 29.4% of sales in 1996 to 44.5% of sales in 1997. Communications segment SG&A expenses increased by $15.3 million from first six months 1996 to first six months 1997 due primarily to the inclusion of Xyplex SG&A expenses since its acquisition on April 10, 1996. Communications segment SG&A expenses for the first six months of 1997 were $26.8 million (59.2% of sales), which included amortization expense of $5.2 million related to goodwill and intangible assets, compared with SG&A expenses of $11.5 million (39.0% of sales), which included amortization expense of $1.6 million related to goodwill and intangible assets, for the first six months of 1996. Aerospace segment SG&A expenses were $9.8 million (19.8% of sales) for the first six months of 1997 compared to $11.5 million (18.4% of sales) for the same period in 1996.

   The 1995 purchase by the Company of the stock of Hughes LAN Systems resulted in the acquisition of goodwill and other intangible assets. Current projections show that the undiscounted future cash flows from this acquired business will be insufficient to recover the current carrying value of the goodwill and other intangible assets. Thus, in the second quarter of 1997, the Company recorded an impairment charge of $22.1 million.

   Restructuring Costs. During the first six months of 1997, the Communications segment recognized costs and related liabilities of $5.3 million in connection with the integration of its Santa Clara, California operation into its Littleton, Massachusetts facility. The liabilities include $2.2 million for severance payments, $2.1 million for facility closedown costs and $1.0 million for the write-off of other assets and other costs. During the first six months of 1997, charges made against the restructuring reserve included severance payments of $2.2 million, fixed asset writedowns of $1.4 million, site close costs of $0.4 million and other costs of $0.5 million.

   Interest Expense. Interest expense increased to $8.4 million for the first six months of 1997 from $3.7 million in the same period of 1996 primarily as a result of incremental debt related to the acquisition of Xyplex.

   Other Expense. Other expense for the first six months of 1997 increased by $0.8 million over the same period of 1996 reflecting the writedown of a current asset to its net realizable value and the settlement of a claim against the Company in excess of its related loss reserve.

   Income Taxes. In compliance with FASB 109, the Company has established a full valuation allowance against its potential carry forward benefits. The Company will continue to offset income tax benefits with this valuation allowance until such time as its pretax profits would allow for the elimination of this allowance.

   Operating Results. In addition to the impairment charge and restructuring costs described above, the Company recognized other one-time charges in connection with its overall streamlining and integration efforts. The Communications segment incurred costs of $2.7 million for the writedown of inventories which became excess or obsolete in connection with the restructuring plan. The Aerospace segment incurred costs of $2.0 million for the closing and move of its Concord, California facility to Simi Valley, California.

                                     (12)

--------------------------------

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

   The Xyplex acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996. The transaction resulted in the acquisition of intangible assets valued at $39.2 million which are being amortized on a straight-line basis over periods ranging from five to 15 years, goodwill of $62.8 million which is being amortized on a straight-line basis over 20 years. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date. The Company also assumed accrued liabilities of $16.6 million at the acquisition date. Prior to closing, Xyplex forgave the intercompany receivable due from Raytheon. Based on the Company's current projections, the undiscounted future cash flows from the Xyplex operation appear sufficient to recover the current carrying value of the intangible assets and goodwill. The Company intends to continue to evaluate the performance and cash flow projections of Xyplex as well as its technological positioning in the enterprise edge market. There can be no assurance that such evaluations will not result in the write-off or acceleration of the amortization of these intangible assets and goodwill in future periods.

   Sales of Xyplex products and services contributed substantial revenues to the Company beginning in the third fiscal quarter of 1996, as well as resulting in increased operating expenses. A significant portion of the increase in operating expenses for the three month and six month periods ended April 30, 1997 over the corresponding 1996 periods was due to the acquisition of Xyplex and the integration of the Whittaker Communications, Inc. ("WCI") and Xyplex operations.


Financial Condition and Liquidity
---------------------------------

   On April 10, 1996, in conjunction with the purchase of Xyplex, the Company amended and increased its bank credit facility and borrowed an additional $76.5 million under such facility. At that time the credit agreement consisted of an $85.0 million revolving credit facility with a five-year term and an $85.0 million term loan repayable in quarterly installments over five years. The cash payment to Raytheon Company for the purchase of Xyplex on April 10, 1996 was $67.3 million.

                                     (13)

---------------------------------------------

   At April 30, 1997, the Company's debt totaled $144.8 million, which consisted of $70.0 million of loans under the revolving credit facility, $59.2 million under the term loan, $15.0 million of convertible subordinated debt, and $0.6 million of other debt. In addition, there were $8.6 million of letters of credit outstanding under the revolving credit facility. The Company was not in compliance with any of the four financial ratio covenants in its bank credit agreement at April 30, 1997. The Company has obtained waivers of the defaults up to, but not including June 30, 1997. The most recent waiver agreement dated as of May 30, 1997 increased the interest rate on outstanding loans to prime plus 3.25%, increased the letter of credit fees by .25% per annum, and increased to $83.0 million the amount of the revolving credit facility that the Company may utilize during the waiver period. The Company and its bank lending group are currently discussing alternatives for reducing the Company's bank debt.
Some of these alternative measures may result in financing that is more expensive than the Company's current bank financing. If a reduction of the bank debt cannot be achieved, the bank lending group may elect to pursue its remedies, including acceleration of the total bank indebtedness. There is no assurance that in future periods, the Company will be in compliance with any of the financial covenants contained in its credit agreement or that additional waivers of the financial covenants will be obtained and, if obtained, that any such waivers would contain terms which would be as favorable to the Company as, or would materially differ from, waivers granted in the past. Consequently, bank debt in the amount of $118.3 million, which otherwise would have been classified as noncurrent, has been classified as current. Furthermore, acceleration of the debt under the credit agreement by the bank lending group upon the Company's failure to comply with a financial covenant would be an event of default under the $15 million 7% convertible subordinated note issued by the Company to Hughes Electronics Corporation as partial consideration for its purchase of WCI in 1995. Because of this possible cross-default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt. At April 30, 1997, the Company had unused and available credit of $3.4 million under its revolving credit facility.

   The Company believes that its existing cash and available credit under its revolving credit facility will be adequate to meet future operating cash needs through the waiver period. Thereafter, the Company may need additional financing to meet its operating cash needs. However, there can be no assurance that the Company will be able to obtain such additional financing.

   Debt as a percent of total capitalization (stockholders' equity plus debt) was 64.6% at April 30, 1997, compared with 55.3% at October 31, 1996. The current ratio at April 30, 1997 was 0.64, compared with 0.69 at October 31, 1996, while working capital was ($73.7) million at April 30, 1997, compared with ($65.7) million at October 31, 1996. Excluding the debt reclassifications discussed above, the current ratio would have been 1.85 and working capital would have been $59.6 million at April 30, 1997 and at October 31, 1996 the current ratio and working capital would have been 2.36 and $85.3 million.

   Cash flow provided by operations for the first six months of 1997 was $0.3 million, compared to $3.8 million for the same period in 1996. The $3.5 million decrease from 1996 to 1997 was due primarily to the increase in net loss partially offset by the goodwill and other intangibles impairment charge, decreases in accounts receivable, increases in operating liabilities and higher depreciation and amortization.

   Capital expenditures during the first six months of 1997 were $2.8 million, compared to $2.5 million for the same period of 1996. At April 30, 1997, there were approximately $3.9 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations and advances under the credit agreement. Capital expenditure amounts are a component of one of the financial ratio covenants contained in the Company's credit agreement.

                                     (14)

---------------------------------------------

   The Company is evaluating the most advantageous means to realize the value of a 996-acre parcel of land which was formerly used by a discontinued technology unit. The land is located in the city of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the City granted entitlements necessary to develop this property as a mixed-use residential, commercial, and light industrial development. The initial term of the entitlements was ten years. In February 1996, the City approved a development agreement which, among other things, extended the ten-year term of the entitlements to over 20 years. Cash expenditures related to the environmental remediation of this property were $1.0 million during the first six months of 1997.

   The Company believes that current real estate market conditions are less likely to result in realization of the highest value of the property from a cash sale than from either an agreement with a developer to participate in the development of the property's infrastructure for sale of parcels to merchant builders or from the Company's infrastructure development of the property itself. There can be no assurance, however, that such a development agreement will be reached or that the Company will have the financial and development capabilities to develop the property itself. The Company believes that the undiscounted cash flows from the development of this property will be sufficient to recover its carrying value as well as the costs to complete remediation activities.

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

                                     (15)

EXHIBITS TO PART I
------------------

I(a)  Calculation of Earnings (Loss) Per Share.


                                     (16)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (In thousands, except per share data)

                                                 For the Six Months
                                                  Ended April 30,
                                                 1997          1996
                                            ----------     ---------
PRIMARY EARNINGS (LOSS) PER SHARE
Earnings (Loss)
Net loss                                    $  (52,526)    $  (3,000)
                                            ----------     ---------
Adjustments:
Net loss used in primary earnings per
 share calculations                         $  (52,526)    $  (3,000)
                                            ==========     =========
Average Common and Common Equivalent Shares

Weighted average number of common
 shares outstanding                             11,131         9,136

Common equivalent shares:
 Series D Participating Convertible
  Preferred Stock                                   --            --
 Stock options included under treasury
  stock method                                      --            --
                                            ----------     ---------
TOTAL                                           11,131         9,136
                                            ==========     =========

Primary Loss Per Share                      $    (4.72)    $   (0.33)
                                            ==========     =========


NOTE

Loss per share has been computed based on the weighted average number of shares outstanding during the periods. Common equivalent shares have been excluded from the calculations as antidilutive. Common stock equivalents include Series D Participating Convertible Preferred Stock on an if converted basis, and dilutive employee stock options calculated using the treasury stock method.

Unaudited

                                     (17)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
             CALCULATION OF EARNINGS (LOSS) PER SHARE - (Continued)
                     (In thousands, except per share data)

                                                 For the Six Months
                                                  Ended April 30,
                                                 1997          1996
                                            ----------     ---------
FULLY DILUTED EARNINGS (LOSS) PER SHARE

Earnings (Loss)

Net loss used in primary earnings per
 share calculation (above)                  $  (52,526)    $  (3,000)

Adjustments:                                ----------     ---------

Net loss used in fully diluted earnings
 per share calculations                     $  (52,526)    $  (3,000)
                                            ==========     =========
Average Shares used to Calculate Fully
 Diluted Earnings (Loss) Per Share

Average common and common equivalent
 shares (above)                                 11,131         9,136

Add:
 Additional stock options included
  under treasury stock method                       --            --

 Additional shares assuming conversion
  of subordinated convertible debt                  --            --
                                            ----------     ---------
TOTAL                                           11,131         9,136
                                            ==========     =========

Fully Diluted Loss Per Share                $    (4.72)    $   (0.33)
                                            ==========     =========

NOTES

Loss per share has been computed based on the weighted average number of common shares outstanding during the periods. Common equivalent shares and the assumed conversion of subordinated convertible debt have been excluded from the calculations as antidilutive. Common stock equivalents include Series D Participating Convertible Preferred Stock on an if converted basis, and dilutive employee stock options calculated using the treasury stock method. Fully diluted earnings per share do not include the additional potential dilutive effect of employee stock options as inclusion of such amounts would be antidilutive.

Unaudited

                                     (18)

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security-Holders

   The Company's Annual Meeting of Stockholders was held on April 4, 1997. At the Annual Meeting, the stockholders voted on the election of Jack L. Hancock, Edward R. Muller and Malcolm T. Stamper as directors, amendments to the 1992 Stock Option Plan for Non-Employee Directors, and ratified the appointment of Ernst & Young LLP as the Company's independent auditor for the fiscal year ending October 31, 1997. The votes cast with respect to each of these matters were as follows:

                                           Votes For   Votes against or Withheld   Abstentions   Broker Non-Votes
                                           ---------   -------------------------   -----------   ----------------
1.  Election of Directors
      Jack L. Hancock                      9,390,369           97,763                   0                  0
      Edward R. Muller                     9,391,511           96,621                   0                  0
      Malcolm T. Stamper                   9,388,436           99,696                   0                  0

2.  Ratification of Amendments to 1992     6,819,659        2,538,177             129,669                  0
    Stock Option Plan for Non-Employee
    Directors

3.  Ratification of Appointment of
    Ernst & Young LLP                      9,403,742           41,939              42,451                 0

   Directors elected at the meeting were Jack L. Hancock, Edward R. Muller and Malcolm T. Stamper and directors whose term of office continued following the Annual Meeting were Joseph F. Alibrandi, George H. Benter, Jr., George Deukmejian and Gregory T. Parkos.

                                     (19)

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.  *

    10.1 Fifth Amendment and Waiver, dated as of April 29, 1997, among Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders.

    10.2 Sixth Amendment and Waiver, dated as of May 30, 1997, among Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders.

    11. Statements re computation of per share earnings for the three months ended April 30, 1997 (Exhibit I(a) of Part I to this Form 10-Q).

    22.    See Part II, Item 4 of this Form 10-Q.

    27.    Financial Data Schedule.
----------------
* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

(b) Reports on Form 8-K.

    During the quarter ended April 30, 1997, the Company did not file any reports on Form 8-K.

                                     (20)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WHITTAKER CORPORATION

Date:  June 12, 1997             By:  /s/ Charles E. Barrantes
                                      --------------------------------
                                      Charles E. Barrantes
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                     Sequentially
Exhibit                                                                                Numbered
 No.*                             Description                                            Page
-------                           -----------                                            ----
  10.1           Fifth Amendment and Waiver, dated as of April 29, 1997, among
                 Registrant, NationsBank of Texas, N.A., as Agent, and the
                 financial institutions named therein as Lenders.

  10.2           Sixth Amendment and Waiver, dated as of May 30, 1997, among
                 Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders.

  11. Statements re computation of per share earnings for the three months ended April 30, 1997 (Exhibit I(a) of Part I to this
                 Form 10-Q).

  22.            See Part II, Item 4 of this Form 10-Q.

  27.            Financial Data Schedule.

--------------
* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.