Form 10-K/A
period 1996-10-31
WHITTAKER CORP
filed 1997-08-14
CIK 106945

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ===========
                                  FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                  ===========
FOR FISCAL YEAR ENDED OCTOBER 31, 1996            COMMISSION FILE NUMBER 0-20609
                             WHITTAKER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                              95-4033076
(STATE OR OTHER JURISDICTION OF                              (I.R.S.  EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

      1955 N.  SURVEYOR AVENUE                                      93063
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


================================================================================

DOCUMENTS INCORPORATED BY REFERENCE


                                                                                            WHERE
                                Document                                                Incorporated
                                --------                                                ------------
Definitive Proxy Statement for the Annual Meeting of Stockholders to be                   Part III
    held April 4, 1997 to be filed pursuant to Section 14(a) of the
    Securities Exchange Act of 1934 (the "Proxy Statement")

                                     PART I

ITEM 1.  BUSINESS.  (as amended August 13, 1997 to revise "Aerospace Group
Backlog")

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

BACKLOG

   At October 31, 1996, Aerospace Group backlog totaled $60.6 million (compared to $66.9 million at October 31, 1995), of which $6.3 million is not expected to be filled within fiscal 1997. The decline in the Aerospace Group backlog at October 31, 1996 from October 31, 1995 is primarily the result of most of the Company's major Aerospace customers moving from long-term purchase orders to "just-in-time" ordering. The Company anticipates this change in ordering trend will continue, resulting in a decline in backlog between comparative periods. Aerospace backlog includes no unfunded amounts relating to government contracts.

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

                          THE ENTERPRISE EDGE MARKET
                            [GRAPHIC APPEARS HERE]

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

   In 1996, the Company made cash expenditures of approximately $1.8 million on environmental matters, excluding expenditures for clean-up activities at its former Bermite division. This amount was charged to reserves for environmental contingencies which were previously established as part of the Company's divestiture and restructuring program for discontinued operations. In 1996, 1995 and 1994, the Company made cash expenditures for clean-up activities at its former Bermite division of $3.5 million, $0.8 million and $0.4 million, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.  (as amended August 13, 1997)

   The following table sets forth the names, ages and positions of the current executive officers of the Registrant.

                  NAME                     Age                 Positions
                  ----                     ---                 ---------

Joseph F. Alibrandi.....................   68        President and Chief Executive Officer
Richard B. Levin........................   46        Vice President and Chief Administrative Officer
Lynne M. O. Brickner....................   44        Vice President and Secretary
John K. Otto............................   42        Vice President and Treasurer
Eva Jonutis.............................   47        Controller
Michael C. Thurk........................   43        President, Xyplex, Inc. and Whittaker Communications, Inc.
Joseph J. Fernandes.....................   62        President, Aerospace Group

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

   Ms. Brickner joined Whittaker in September 1995 as Assistant General Counsel and Assistant Vice President. She was named Secretary and General Counsel in September 1996 and as Vice President in October 1996. Prior to joining Whittaker, Ms. Brickner was a practicing attorney with Kaye, Scholer, Fierman, Hays & Handler since 1990.

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

   Mr. Thurk joined Whittaker in June 1996 as President of Xyplex, Inc. and of
Whittaker Communications, Inc.   Prior to joining Whittaker, he was Senior Vice
President of General DataComm and served in that position since 1994. Prior to 1994, he held various positions at Digital Equipment Corp. where he was named Vice President of its Networking Business Unit in 1991 and Vice President Telecommunications Business Segment in 1993.

   Mr. Fernandes joined Whittaker in July 1992 as President of Whittaker Controls, Inc. He was named President of Whittaker's Aerospace Group on November 1, 1995. Prior to joining Whittaker, Mr. Fernandes was Vice President and General Manager of Power Systems Division of Sundstrand Corporation since 1989.

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

                                                      Quarter Ended
                    -----------------------------------------------------------------------------------
                      January 31              April 30              July 31              October 31
                    ---------------       -----------------     -----------------     -----------------
                     High      Low         High       Low        High       Low        High       Low
                    ------    ------      ------     ------     ------     ------     ------     ------
1995.............   20 5/8    16 1/8      21 1/8     17 3/8     24 5/8     20         23 1/8     18
1996.............   24 3/4    16 7/8      26 3/8     22 1/4     23 1/8     13 5/8     14 3/4     13 1/8

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

RIGHTS AGENT FOR SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK PURCHASE
RIGHTS

  MELLON BANK N.A.
  Post Office Box 444
  Pittsburgh, Pennsylvania 15230

ITEM 6.  SELECTED FINANCIAL DATA.

                             WHITTAKER CORPORATION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  1996           1995          1994          1993          1992
                                               ----------     ----------    ----------    ----------     ----------
Summary of Operations
Sales......................................    $  221,877     $  159,479    $  126,448    $  115,386     $  159,915
Income (loss) from continuing operations,
 before accounting change..................    $  (17,127)    $    7,865    $   10,061    $    7,698     $   13,377

Cumulative effect of accounting change.....            --             --            --    $    1,512             --

Income (loss) from discontinued operations.            --             --            --    $   (1,954)    $    2,300
Net income (loss)..........................    $  (17,127)    $    7,865    $   10,061    $    7,256     $   15,677
Earnings (loss) per share
   Continuing operations, before
    accounting change......................    $    (1.70)    $      .82    $     1.06    $      .81     $     1.42
   Accounting change.......................                           --            --           .16             --
   Discontinued operations.................                           --            --          (.21)           .24
   Net income (loss).......................    $    (1.70)    $      .82    $     1.06    $      .76     $     1.66
Average common and common equivalent
 shares outstanding (in thousands).........        10,065          9,625         9,502         9,491          9,407
Dividends per common share.................            --             --            --            --             --

OTHER DATA
Working capital............................    $  (65,731)    $   72,272    $   79,983    $   73,924     $   85,926
Total assets...............................    $  379,484     $  250,959    $  209,307    $  201,869     $  218,279
Long-term debt.............................    $      453     $   70,694    $   54,742    $   56,782     $   66,644
Stockholders' equity.......................    $  131,136     $  102,424    $   93,950    $   83,748     $   75,200
Current ratio..............................        0.69:1         2.44:1        3.18:1        2.77:1         2.74:1
Capital additions..........................    $    4,800     $    6,400    $    2,500    $    1,300     $    2,200
Stockholders of record.....................         5,200          5,500         5,700         7,100          8,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. (as amended August 13, 1997 to revise "Results of Operations" and Financial Condition")

RESULTS OF OPERATIONS

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

   Sales. The Company's sales for fiscal 1996 of $221.9 million increased by $62.4 million (39.1%) over sales of the prior fiscal year. The increase was due primarily to $61.0 million of additional sales generated by the Communications segment, which did not exist prior to April 30, 1995. The acquisition of Xyplex in April of 1996 contributed $52.0 million of this sales increase while sales of the Company's other data networking and communications businesses increased by $9.0 million over 1995 reflecting primarily the impact of a full year of operations of Whittaker Communications, Inc. ("WCI") in 1996 compared to six months in 1995. The Aerospace segment sales increased $1.4 million (1.1%) over 1995 as a result of increased sales of aircraft fluid and pneumatic control devices of $14.4 million which was substantially offset by overall decreases in defense electronics products sales of $13.0 million.

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


   Gross margin. The Company's gross margin for fiscal 1996 increased by $22.5 million over 1995. As a percentage of sales, gross margin decreased from 43.6%
in 1995 to 41.5% in 1996.  Communications segment   gross margin increased by
$29.2 million reflecting the Xyplex acquisition ($26.9 million) and a full year impact of WCI in 1996 compared to six months in 1995 ($2.3 million). As a percentage of sales, the Communications segment gross margin increased from 44.5% in 1995 to 46.8% in 1996 reflecting the inclusion of higher margin Xyplex product lines in April, 1996. Aerospace segment gross margin decreased by $6.8 million in 1996 as compared to 1995. Cost growth in various defense electronics programs and higher cost of sales related to the cable systems product line aggregating $11.5 million, the absence in 1996 of favorable 1995 adjustments to income from the Company's defined benefit pension plan ($2.1 million) insurance recovery for damage from the 1994 Northridge earthquake ($1.8 million) and proceeds from a contract claim settlement ($1.1 million) were partially offset by the effect of overall increased sales of fluid and pneumatic control devices including higher margin spare parts sales and operating efficiencies achieved in the fire and overheat detector product line during 1996 ($9.7 million). The Aerospace segment gross margin as a percentage of sales decreased from 43.4% in 1995 to 37.7% in 1996. Without these items, Aerospace segment gross margin would have been 40.4% of sales for 1995.

   Engineering and Development. Engineering and development expenses for fiscal 1996 increased by $12.2 million from the prior fiscal year. Engineering and development expenses for 1996 consist of Communications segment expenses of $17.5 million (19.1% of sales) and Aerospace segment expenses of $2.5 million (1.9% of sales). Communications segment engineering and development expenses increased by $13.2 million from 1995 to 1996 due to the Xyplex acquisition in April 1996 and a full year of expense for Whittaker Communications, Inc. ("WCI") in 1996 compared with only six months of WCI expense following its acquisition in April 1995. To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. The Company anticipates that engineering and development expenditures by its Communications segment will, as a percentage of sales, continue to approximate 1996 levels. Aerospace segment engineering and development expenses decreased by $1.0 million from 1995 to 1996, but are expected to grow somewhat in 1997.

   Selling, General and Administrative. The Communications segment SG&A expenses increased by $35.6 million from $10.0 million in 1995 (32.9% of sales) to $45.6 million in 1996 (49.8%) of sales. $27.4 million of this increase was due to the 1996 acquisition of Xyplex and the remaining increase of $8.2 million was due to the inclusion of WCI's expenses for a full 12 months of 1996 compared to six months of 1995. Amortization expense related to goodwill and other intangibles included in the Communications segment SG&A was $6.9 million and $1.0 million for 1996 and 1995, respectively.

   The Aerospace segment SG&A expenses increased by $1.1 million from $30.3 million in 1995 (23.5% of sales) to $31.4 million in 1996 (24.1% of sales). The SG&A expenses of the pneumatic and fluid controls and the fire and overheat detector product lines increased by $2.0 million in 1996 while the SG&A expenses of the defense electronics product lines decreased by $0.9 million. Included in the Aerospace segment SG&A expenses for 1995 were approximately $0.5 million of income from the Company's defined benefit pension plan and a $1.3 million recovery related to the Company's insurance claim for damage from the 1994 Northridge, California earthquake.

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

   In August 1994, the Company was awarded a cost-reimbursement contract, currently valued at $12.9 million, from the United States Army to develop three new versions of the Company's previously developed battlefield electronic countermeasures system, capable of detonating incoming artillery and mortar rounds, designated the Shortstop Electronic Protection System (''SEPS'').
During 1996 and 1995, the Company met performance requirements and developed three full scale SEPS development models. The contract did not contribute a material amount of revenue to the Company in 1996 or 1995, but successful development of the new SEPS versions slated for delivery starting late in fiscal 1997 could, subject to all of the risks and uncertainties that apply to military procurement generally, as discussed above, result in subsequent SEPS production contracts, which could then have a material effect on the Company's sales.
There can be no assurance, however, whether or when any such contracts would be awarded.

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

   At October 31, 1996, the Company's debt totaled $161.9 million, which consisted of $65.0 million of loans under the revolving credit facility, $81.0 million under the term loan, $15.0 million of convertible subordinated debt, and $0.9 million of other debt. In addition, there were $12.2 million of letters of credit outstanding under the revolving credit facility. At October 31, 1996, the Company had available $7.8 million under its revolving credit facility. The Company was not in compliance with one of its financial ratio covenants under the credit agreement at July 31, 1996 and with several of the financial ratio covenants at October 31, 1996. The Company has obtained waivers of the defaults up to, but not including February 28, 1997. Consequently, bank debt in the amount of $136.0 million, which otherwise would have been classified as noncurrent, has been classified as current. The Company and its bank lending group are currently discussing alternatives for reducing the Company's bank debt. Some of these alternative measures may result in financing that is more expensive than the Company's current bank financing. If a reduction of the bank debt cannot be achieved, the bank lending group may elect to pursue its remedies, including acceleration of the total bank indebtedness. There is no assurance that in future periods, the Company will be in compliance with all of the financial covenants contained in its amended credit agreement or that additional waivers of the financial covenants will be obtained. Furthermore, acceleration of the debt under the bank credit agreement by the bank lending group upon the Company's failure to comply with a financial covenant would be an event of default under the $15 million 7% convertible subordinated note issued by the Company to Hughes Electronics Corporation as partial consideration for its purchase of WCI in 1995. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA. (as amended August 13, 1997 to revise Note 1 and Note 2)

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



                                  ERNST & YOUNG LLP
Los Angeles, California
December 16, 1996

                             WHITTAKER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              FOR THE YEARS ENDED OCTOBER 31,
                                                                              -------------------------------
                                                                    1996                   1995                   1994
                                                                -------------          ------------           ------------
                                                                                   (DOLLARS IN THOUSANDS
                                                                                EXCEPT FOR PER SHARE AMOUNTS)
Sales....................................................       $     221,877          $    159,479           $    126,448
Costs and expenses
   Cost of sales.........................................             129,890                89,974                 73,286
   Engineering and development...........................              19,964                 7,741                  2,720
   Selling, general and administrative...................              78,562                39,608                 30,429
   Acquired in-process research and development..........              11,700                 3,250                     --
   Restructuring costs...................................               2,574                   382                     --
                                                                -------------          ------------           ------------
Operating income (loss)..................................             (20,813)               18,524                 20,013

Interest expense.........................................              11,018                 5,897                  3,967
Interest income..........................................              (6,299)                 (568)                  (568)
Other expense............................................                 684                   169                     82
                                                                -------------          ------------           ------------
Income (loss) before provision (benefit) for  taxes......             (26,216)               13,026                 16,532
Provision (benefit) for taxes............................              (9,089)                5,161                  6,471
                                                                -------------          ------------           ------------
Net income (loss)........................................       $     (17,127)         $      7,865           $     10,061
                                                                =============          ============           ============

Earnings (loss) per share                                       $       (1.70)         $       0.82           $       1.06
                                                                =============          ============           ============

       The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         AT OCTOBER 31,
                                                                             -----------------------------------
                                                                                   1996                  1995
                                                                             ------------          -------------
                                                                                     (DOLLARS IN THOUSANDS)
CURRENT ASSETS
Cash..............................................................           $      1,566          $         161
Receivables.......................................................                 74,258                 64,708
Inventories.......................................................                 46,087                 38,975
Prepaids and other current assets.................................                  2,319                  2,053
Income taxes recoverable..........................................                  5,443                  1,452
Deferred income taxes.............................................                 17,928                 15,151
                                                                             ------------          -------------
   Total Current Assets...........................................                147,601                122,500
                                                                             ------------          -------------

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements........................................                  5,770                  5,770
Buildings and improvements........................................                 29,010                 27,503
Equipment.........................................................                 54,004                 44,381
Construction in progress..........................................                  1,003                    405
                                                                             ------------          -------------
                                                                                   89,787                 78,059
Less accumulated depreciation and amortization....................                (46,421)               (36,641)
                                                                             ------------          -------------
                                                                                   43,366                 41,418
                                                                             ------------          -------------

OTHER ASSETS
Goodwill, net of amortization.....................................                 95,003                 33,414
Other intangible assets, net of amortization......................                 45,422                 10,585
Notes and other noncurrent receivables............................                  2,898                  4,218
Other noncurrent assets...........................................                 14,065                 11,709
Assets held for sale or development...............................                 31,129                 27,115
                                                                             ------------          -------------
                                                                                  188,517                 87,041
                                                                             ------------          -------------
                                                                             $    379,484          $     250,959
                                                                             ============          =============

       The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                                      At October 31,
                                                                                           ---------------------------------
                                                                                               1996                 1995
                                                                                           ------------         ------------
                                                                                                 (DOLLARS IN THOUSANDS)
CURRENT LIABILITIES
Current maturities of long-term debt..............................................         $    161,482         $      6,048
Accounts payable..................................................................               13,830               14,650
Accrued liabilities...............................................................               38,020               29,530
                                                                                           ------------         ------------
   Total Current Liabilities......................................................              213,332               50,228
                                                                                           ------------         ------------
OTHER LIABILITIES
Long-term debt....................................................................                  453               70,694
Other noncurrent liabilities......................................................               12,019               11,340
Deferred income taxes.............................................................               22,544               16,273
                                                                                           ------------         ------------
   Total Other Liabilities........................................................               35,016               98,307
                                                                                           ------------         ------------
Commitments and contingencies (Notes 3, 9, and 10)

STOCKHOLDERS' EQUITY
Capital Stock:
   Preferred Stock, par value $1 per share, authorized 5,000,000 shares--
     $5.00 Cumulative Convertible Preferred Stock, outstanding 0 shares at
      October 31, 1996 and October 31, 1995.......................................                   --                   --

     Series D Participating Convertible Preferred Stock, outstanding 577.18
      shares at October 31, 1996 and 895.18 shares at October 31, 1995............                    1                    1

   Common Stock, authorized 40,000,000 shares--
   Par value, $.01 per share, outstanding 11,029,155 shares at October 31, 1996
    and 8,588,982 shares at October 31, 1995......................................                  110                   86
Additional paid-in capital........................................................               70,321               19,261

Retained earnings.................................................................               60,704               83,076
                                                                                           ------------         ------------

   Total Stockholders' Equity.....................................................              131,136              102,424
                                                                                           ------------         ------------
                                                                                           $    379,484         $    250,959
                                                                                           ============         ============

       The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEARS ENDED OCTOBER 31,
                                                                    ----------------------------------------------------
                                                                        1996                1995                1994
                                                                    -------------       -------------       ------------
                                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)............................................       $     (17,127)      $       7,865       $     10,061
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
Depreciation and amortization................................              18,639               8,065              5,658
Net periodic pension income..................................                (205)             (2,720)              (782)
Acquired in-process research and development.................              11,700               3,250                 --
Income taxes recoverable.....................................              (3,991)             (1,386)             3,416
Deferred taxes...............................................              (7,183)              2,899              2,913
Changes in operating assets and liabilities:
Receivables..................................................              10,017               8,860              5,555
Inventories and prepaid expenses.............................                 582                (427)            (2,372)
Accounts payable and other liabilities.......................             (12,003)             (5,650)            (2,889)
                                                                    -------------       -------------       ------------
Net cash provided by operating activities....................                 429              20,756             21,560
                                                                    -------------       -------------       ------------

INVESTING ACTIVITIES
Businesses acquired..........................................             (68,740)            (31,013)           (12,992)
Purchase of property, plant and equipment....................              (4,828)             (6,376)            (2,545)
Collections of notes receivable..............................               1,380               1,147              2,553
Increase in assets held for sale or development..............              (4,014)             (1,626)              (851)
Contingent payments on purchased business....................              (1,839)                 --                 --
Other items, net.............................................               1,663              (1,631)            (1,748)
                                                                    -------------       -------------       ------------

Net cash used by investing activities........................             (76,378)            (39,499)           (15,583)
                                                                    -------------       -------------       ------------

FINANCING ACTIVITIES
Issuance of convertible subordinated debt....................                  --              15,000                 --
Issuance of other debt.......................................              84,800              56,960                 --
Reduction of debt............................................                  --             (55,500)            (2,862)
Reduction (increase) in deferred debt costs..................              (3,281)               (808)               119
Dividends paid...............................................                  (1)                 (4)               (12)
Purchases of common stock....................................              (6,472)             (1,094)                --
Proceeds from shares issued under stock option plans.........               2,308                 843                115
                                                                    -------------       -------------       ------------

Net cash provided (used) by financing activities.............              77,354              15,397             (2,640)
                                                                    -------------       -------------       ------------

Net increase (decrease) in cash..............................               1,405              (3,346)             3,337
Cash at beginning of year....................................                 161               3,507                170
                                                                    -------------       -------------       ------------

Cash at end of year..........................................       $       1,566       $         161       $      3,507
                                                                    =============       =============       ============
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest..................................................       $       9,792       $       5,079       $      3,780
                                                                    =============       =============       ============
   Income taxes..............................................       $         280       $       1,424       $      3,918
                                                                    =============       =============       ============

       The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1996
                                 (IN THOUSANDS)



                                             PREFERRED STOCK   COMMON STOCK      ADDITIONAL
                                            ----------------  ---------------     PAID-IN    RETAINED
                                            $5.00   SERIES D  SHARES   AMOUNT     CAPITAL    EARNINGS     TOTAL
                                            -----   --------  ------   ------     -------    --------    --------
BALANCE AT NOVEMBER 1, 1993.............   $   2        $ 1    8,472    $  85    $ 17,634    $ 66,026   $  83,748
Net income..............................      --         --       --       --          --      10,061      10,061
Cash dividends--preferred stock.........      --         --       --       --          --         (12)        (12)
Shares issued under stock option plans..      --         --       14       --         115          --         115
Income tax benefits from stock options
 exercised..............................      --         --       --       --          38          --          38
                                            ----    -------   ------   ------    --------    --------   ---------

BALANCE AT OCTOBER 31, 1994.............       2          1    8,486       85      17,787      76,075      93,950
Net income..............................      --         --       --       --          --       7,865       7,865
Cash dividends--preferred stock.........      --         --       --       --          --          (4)         (4)
Conversion of preferred stock...........      (2)        --        4       --          (7)         --          (9)
Shares issued under stock option plans..      --         --      154        1         842          --         843
Purchases of common stock...............      --         --      (55)      --        (225)       (860)     (1,085)
Income tax benefits from stock options
 exercised..............................      --         --       --       --         864          --         864
                                            ----    -------   ------   ------    --------    --------   ---------

BALANCE AT OCTOBER 31, 1995.............      --          1    8,589       86      19,261      83,076     102,424
Net loss................................      --         --       --       --          --     (17,127)    (17,127)
Cash dividends--preferred stock.........      --         --       --       --          --          (1)         (1)
Conversion of preferred stock...........      --         --      104        1          --          (1)         --
Shares issued under stock option plans..      --         --      660        6       2,213          --       2,219
Shares reacquired.......................      --         --     (298)      (3)     (1,226)     (5,243)     (6,472)
Shares issued on acquisition of business      --         --    1,974       20      49,984          --      50,004
Income tax benefits from stock options
 exercised..............................      --         --       --       --          89          --          89
                                            ----    -------   ------   ------    --------    --------   ---------
BALANCE AT OCTOBER 31, 1996.............   $  --        $ 1   11,029    $ 110    $ 70,321    $ 60,704   $ 131,136
                                            ====    =======   ======   ======    ========    ========   =========



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

     (B) Risks and Uncertainties: Certain risks and uncertainties related to the Company's network systems business could have a material adverse effect on the financial position of the Company. These risks and uncertainties include the Company's ability to anticipate future markets, develop products in advance of its competition and finance the production and delivery of these products in a timely manner. In the event that circumstances indicate that the goodwill and intangible assets related to the Company's network systems business may be impaired, an evaluation of recoverability would be performed to determine if a write-down of these assets is required. The recoverability of the carrying value of goodwill and other intangible assets is evaluated at the business segment level if facts and circumstances (such as current operating losses and the likelihood that such operating losses will continue) indicate that there may be an impairment. If an impairment exists, the Company will reduce the carrying value of the intangible assets to the extent such amount exceeds the estimated undiscounted future cash flows from operations, before interest, for the remaining amortization period. However, beginning in fiscal 1997, the Company will perform this evaluation at the business unit level rather than at the business segment level in accordance with the provisions of "Accounting for the Impairment of Long-Term Assets and for Assets to be Disposed of" (SFAS 121).

     (C) Inventories: Inventories are stated at the lower of cost or market. Cost has been determined principally on the first-in, first-out (FIFO) method. Certain of the Company's inventories relate to long term programs and may require more than one year to be realized. Inventories consisted of the following:


                                                                 OCTOBER 31,
                                                             ---------------------
                                                          1996                   1995
                                                     --------------          ------------
                                                               (IN THOUSANDS)
Parts and materials...............................         $22,482               $23,518
Work in process...................................          14,162                11,500
Finished goods....................................           8,349                 3,332
Costs relating to long-term contracts.............           1,289                 1,744
Unliquidated progress billings....................            (195)               (1,119)
                                                     -------------           -----------
                                                           $46,087               $38,975
                                                     =============           ===========

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

                             WHITTAKER CORPORATION

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the 1997 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or follow the current accounting methods as prescribed under APB No. 25. The Company plans to continue to recognize compensation expense in accordance with APB No. 25.

     In October 1996, the Accounting Standards Executive Committee issued SOP 96-1 "Environmental Remediation Liabilities." The Company will not be required to adopt this standard until fiscal 1998 and has not determined what, if any, impact the adoption will have on the financial position of the Company.

                             WHITTAKER CORPORATION

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

   The accompanying consolidated financial statements of income reflect the operating results of Xyplex and WCI since the effective dates of the acquisitions. The pro forma results of operations for 1996 and 1995, assuming the consummation of the acquisitions and issuance of 7% debt and common stock at the beginning of each period, are summarized below (in thousands except per share amounts):

                                                        1996            1995
                                                    ------------    ------------
Net sales........................................     $276,869        $289,072
Net loss.........................................      (15,630)         (6,188)
Loss per share...................................        (1.43)          (0.58)

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

NOTE 4.  RECEIVABLES

Receivables consisted of the following:                                             October 31,
                                                                         ---------------------------------
                                                                            1996                  1995
                                                                         ------------         ------------
                                                                                   (IN THOUSANDS)
Trade accounts receivable--billed.......................................      $50,380              $37,861
Trade accounts receivable--unbilled.....................................       21,993               25,213
Other receivables.......................................................        4,249                2,810
Allowance for doubtful accounts.........................................       (2,364)              (1,176)
                                                                         ------------         ------------
Total receivables.......................................................      $74,258              $64,708
                                                                         ============         ============

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

                             WHITTAKER CORPORATION

NOTE 5.  LONG-TERM DEBT

   Long-term debt consisted of the following:

                                                                                          OCTOBER 31,
                                                            --------------------------------------------------------------------
                                                                           1996                                 1995
                                                            ------------------------------      --------------------------------
                                                                                        (IN THOUSANDS)
                                                                                  INTEREST                             INTEREST
                                                                 AMOUNT             RATE             AMOUNT              RATE
                                                            --------------     -----------      --------------     -------------
Borrowings under revolving credit facility..................      $ 65,000             8.6%            $29,500               7.6%
Borrowings under term loan..................................        81,000             8.6%             31,250               7.5%
Other note, payable semiannually to 1999, with interest at
 the lesser of 10% or 65% of prime..........................           459             5.4%                659               5.7%

7% convertible subordinated note due May 1, 2005 (Note 2)...        15,000             7.0%             15,000               7.0%

Capitalized lease obligations payable in varying monthly or
 quarterly installments through 1999, with interest rates
 ranging to 9.67%  (Note 9).................................           476                                 333               8.8%
                                                              ------------                        ------------
                                                                  $161,935                              76,742
Less current maturities.....................................       161,482                               6,048
                                                              ------------                        ------------
                                                                  $    453                             $70,694
                                                              ============                        ============

   Maturities of long-term debt are as follows for the periods stated:

              YEAR ENDING
              OCTOBER 31                       (IN
              ----------                       ---
                                            THOUSANDS)
                                            ----------
  1996.................................       $161,482
  1997.................................            345
  1998.................................             98
  1999.................................             10
  2000.................................             --

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

   Common Stock reserved for issuance at October 31, 1996 was as follows:

                                                                                SHARES IN
                                                                                THOUSANDS
                                                                               ------------
For conversion of Series D Participating Convertible Preferred Stock........            188
For stock options...........................................................          1,797
For conversion of 7% convertible subordinated note..........................            619
                                                                               ------------
                                                                                      2,604
                                                                               ============

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

                             WHITTAKER CORPORATION

NOTE 6.  CAPITAL STOCK--(CONTINUED)

                                                             OPTIONS
                                                             -------
                                                           OUTSTANDING        PRICE RANGE
                                                           -----------      ---------------
                                                           IN THOUSANDS
Balance, October 31, 1993..............................          1,251          2.41 to 15.06
   Options granted.....................................            191         14.19 to 16.37
   Options canceled or expired.........................            (61)         6.32 to 16.37
   Options exercised...................................            (14)         4.10 to 15.06
                                                       ---------------
Balance, October 31, 1994..............................          1,367          2.41 to 16.37
   Options granted.....................................            544         18.00 to 22.50
   Options canceled or expired.........................            (35)        15.06 to 22.25
   Options exercised...................................           (154)         3.82 to 18.63
                                                       ---------------
Balance, October 31, 1995..............................          1,722          2.41 to 22.50
   Options granted.....................................          1,201         13.44 to 26.25
   Options canceled or expired.........................         (1,150)        13.44 to 26.25
   Options exercised...................................           (660)         2.41 to 22.50
                                                       ---------------
Balance, October 31, 1996..............................          1,113          4.10 to 26.25
                                                       ===============

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

                             WHITTAKER CORPORATION

NOTE 7.  INCOME TAXES

   Income tax expense (benefit) consists of the following:

                                                                        YEARS ENDED OCTOBER 31,
                                                           1996                   1995                   1994
                                                    ---------------        ---------------        ---------------
                                                                             (IN THOUSANDS)
Current provision -
   U.S. Federal.....................................        $(5,314)               $(1,154)                $1,247
   State............................................            266                    527                  1,100
                                                    ---------------        ---------------        ---------------
                                                             (5,048)                  (627)                 2,347

Deferred provision -
   U.S. Federal.....................................         (2,835)                 5,634                  4,124
   State............................................         (1,206)                   154                     --
                                                    ---------------        ---------------        ---------------
                                                             (4,041)                 5,788                  4,124
                                                    ---------------        ---------------        ---------------
Provision (benefit) for taxes.......................        $(9,089)               $ 5,161                 $6,471
                                                    ===============        ===============        ===============

   Foreign income taxes were not material.


   The tax expense (benefit) is different than the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for the differences are as follows:

                                                                        YEARS ENDED OCTOBER 31,
                                                         1996                    1995                    1994
                                                    ---------------         ---------------        ---------------

U.S. federal statutory rate.........................        (34.0%)                   34.2%                  34.4%
State taxes, net of U.S. federal income tax benefit.         (2.4%)                    3.4%                   4.3%
Goodwill amortization...............................          3.5%                     1.8%                     --
Other items.........................................         (1.8%)                    0.2%                   0.4%
                                                    ---------------         ---------------        ---------------
Effective tax rate..................................        (34.7%)                   39.6%                  39.1%
                                                    ===============         ===============        ===============

                             WHITTAKER CORPORATION

NOTE 7.  INCOME TAXES--(CONTINUED)

   Deferred income taxes reflect the net tax effects of temporary differences between the reported amounts of assets and liabilities in the financial statements and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31 are as follows:

                                                      1996               1995                 1994
                                                  -------------      --------------      ---------------
                                                                     (IN THOUSANDS)
Deferred tax assets:
   Receivables valuation..........................      $   858             $ 1,416              $ 1,395
   Inventory valuation............................        8,397               4,033                4,030
   Self-insurance reserves........................        1,384               1,737                2,142
   Pending refund from federal tax audit..........           --               5,160                4,031
   Reserves for discontinued operations...........        1,163                 848                1,348
   Other..........................................       12,553               7,160                7,028
                                                  -------------      --------------      ---------------
Total before valuation allowance..................       24,355              20,354               19,974

Valuation allowance...............................         (390)               (490)                (757)
                                                  -------------      --------------      ---------------
Net deferred tax assets...........................      $23,965             $19,864              $19,217
                                                  =============      ==============      ===============

Deferred tax liabilities:
   Excess of tax over book depreciation...........      $ 1,487             $ 3,450              $ 3,070
   Assets held for sale or development............        7,919               6,148                5,937
   Intangible assets..............................       15,667               1,977                   --
   Pension costs..................................        1,904               1,822                  780
   Other..........................................        2,745               7,589                8,005
                                                  -------------      --------------      ---------------
                                                        $29,722             $20,986              $17,792
                                                  =============      ==============      ===============

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

                             WHITTAKER CORPORATION

NOTE 8.  EMPLOYEE BENEFIT PLANS--(CONTINUED)

   The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                                                                   OCTOBER 31
                                                                                    ------------------------------------
                                                                                           1996                 1995
                                                                                    ---------------      ---------------
                                                                                                (IN THOUSANDS)
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of $118,782 in 1996
    and $123,543 in 1995............................................................      $(119,525)           $(124,457)
                                                                                     ===============      ===============

   Projected benefit obligation for service rendered through October 31, 1994.......       (119,525)            (124,457)
Plan assets at fair value, primarily government, government agency and fixed
income securities...................................................................        119,892              126,278
                                                                                     --------------       --------------
Plan assets in excess of projected benefit obligation...............................            367                1,821
Items not yet recognized in earnings:
   Unrecognized net loss............................................................          4,446                2,999
   Unrecognized net transition asset at November 1, 1985 net of
   amortization.....................................................................             --                 (212)
                                                                                     --------------       --------------
Net prepaid pension cost recorded in the consolidated balance sheet.................      $   4,813            $   4,608
                                                                                    ===============      ===============


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

                             WHITTAKER CORPORATION

NOTE 8.  EMPLOYEE BENEFIT PLANS--(CONTINUED)

   Total pension and retirement expense was as follows:

                                                                          YEARS ENDED OCTOBER 31,
                                                         ---------------------------------------------------------
                                                              1996                 1995                 1994
                                                         --------------       --------------       ---------------
                                                                              (IN THOUSANDS)
Cost components of funded defined benefit plan:
   Service cost--benefits earned during the period.......      $    540             $    490              $  2,253
   Interest cost on projected benefit obligation.........         8,500                8,658                 8,723
   Actual return on plan assets..........................       (15,892)             (20,204)                5,086
   Net amortization and deferral.........................         6,647                8,336               (16,844)
                                                         --------------       --------------       ---------------
Net periodic pension (income) for funded defined
benefit plan.............................................          (205)              (2,720)                 (782)
Cost for unfunded defined benefit plans..................           703                  549                   644
Cost for defined contribution plans......................         1,589                2,983                   708
                                                         --------------       --------------       ---------------
Total pension and retirement plan expense................      $  2,087             $    812              $    570
                                                         ==============       ==============       ===============



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

   Future minimum payments under capital leases and under noncancellable operating leases, net of rentals to be received from existing noncancellable operating subleases, as of October 31, 1996, were as follows:


                                                                      CAPITAL            OPERATING
    YEARS ENDED OCTOBER 31,                                           LEASES               LEASES
    -----------------------                                       --------------      ---------------
                                                                            (IN THOUSANDS)
             1997..............................................             $308               $2,792
             1998..............................................              154                2,285
             1999..............................................               41                  743
             2000..............................................               10                  175
             2001..............................................               --                   77
             2002 and subsequent...............................               --                   --
                                                                  --------------      ---------------
    Total commitments..........................................              513               $6,072
                                                                                      ===============
    Amounts representing interest..............................               37
                                                                  --------------
    Present value of net minimum lease payments................             $476
                                                                  ==============

   Rental expense for operating leases, net of rental income from subleases, was as follows:

             YEARS ENDED OCTOBER 31,                            (IN THOUSANDS)
             -----------------------                            --------------
             1996............................................           $3,282
             1995............................................            2,292
             1994............................................            1,710

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

                             WHITTAKER CORPORATION

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for 1996 and 1995 follow (in millions of dollars except for per share amounts):


                                                 FIRST       SECOND        THIRD       FOURTH
                                                QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                               ----------   ----------   ----------   ----------   ----------
1996
Sales.......................................        $44.4      $ 47.6       $ 62.2       $ 67.7       $221.9
Cost of sales...............................         24.9        27.5         36.8         40.7        129.9
Net income (loss)...........................          1.9        (4.9)        (5.9)        (8.2)       (17.1)
Earnings (loss) per share*..................        $0.20      $(0.52)      $(0.54)      $(0.74)      $(1.70)

1995
Sales.......................................        $26.7      $ 31.7       $ 44.3       $ 56.8       $159.5
Cost of sales...............................         16.0        19.1         23.1         31.8         90.0
Net income..................................          1.7         0.2          1.8          4.2          7.9
Earnings per share..........................        $0.18      $ 0.02       $ 0.18       $ 0.44       $ 0.82

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

                             WHITTAKER CORPORATION

NOTE 13.  BUSINESS SEGMENTS--(CONTINUED)

   Information about Whittaker's operations by business segment at October 31, 1996, 1995, and 1994 and for the years then ended follows (dollars in millions):

                                                                                    DEPRECIATION AND
                                            OPERATING          IDENTIFIABLE           AMORTIZATION              CAPITAL
                            SALES          PROFIT (LOSS)          ASSETS                 EXPENSE              EXPENDITURES
                        ------------      --------------      ---------------      -------------------      -----------------
1996
Aerospace...............      $130.4              $ 20.3               $133.9                    $ 6.7                   $2.0
Communications..........        91.5               (30.7)               171.0                     11.7                    2.7
Corporate...............          --               (10.4)                74.6                      0.3                    0.1
                        ------------      --------------      ---------------      -------------------      -----------------
Consolidated............      $221.9              $(20.8)              $379.5                    $18.7                   $4.8
                        ============      ==============      ===============      ===================      =================

1995
Aerospace...............      $129.0              $ 29.2               $143.8                    $ 5.8                   $4.8
Communications..........        30.5                (3.4)                46.9                      2.1                    0.7
Corporate...............          --                (7.3)                60.3                      0.2                    0.9
                        ------------      --------------      ---------------      -------------------      -----------------
Consolidated............      $159.5              $ 18.5               $251.0                    $ 8.1                   $6.4
                        ============      ==============      ===============      ===================      =================

1994
Aerospace...............      $126.4              $ 26.8               $153.5                    $ 5.4                   $2.5
Corporate...............          --                (6.8)                55.8                      0.3                     --
                        ------------      --------------      ---------------      -------------------      -----------------
Consolidated............      $126.4              $ 20.0               $209.3                    $ 5.7                   $2.5
                        ============      ==============      ===============      ===================      =================


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

NOTE 14. EVENT SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT AUDITORS (UNAUDITED)

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

          Election of Directors--Directors

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   The following documents are filed as part of this report:

                                                                                                   PAGE
                                                                                                   ----
                                                                                                 REFERENCE
                                                                                                 ----------
                                                                                                 FORM 10-K
(a-1) Financial Statements:
Report of Independent Auditors................................................................      19
Consolidated Statements of Income for the three years ended October 31, 1996..................      20
Consolidated Balance Sheets as of October 31, 1996 and 1995...................................      21
Consolidated Statements of Cash Flows for the three years ended October 31, 1996..............      23
Consolidated Statements of Stockholders' Equity for the three years ended October 31, 1996....      24
Notes to Consolidated Financial Statements....................................................      25

(a-2) FINANCIAL STATEMENT SCHEDULES:

   All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(a-3) EXHIBITS:* (as amended on August 13, 1997 to reflect previous filing in January 1997)

        3.1   Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-K for fiscal year ended
                 October 31, 1989), as amended on March 16, 1990 (Exhibit 3.1 to Form 10-K for fiscal year ended October 31, 1995).

        3.2   Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1989), as amended on September 30, 1994 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31,
                 1994). and on December 16, 1996  (Exhibit 3.2 to Form 10-K for fiscal year ended October 31,
                 1996). (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1996).

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

        4.4   Certificate of Designation of Series D Participating Convertible Preferred Stock (Exhibit
                 4.2 to Form S-4, Registration No. 33-29028), as amended on March 16, 1990 (Exhibit 4.4 to
                 Form 10-K for fiscal year ended October 31, 1995).

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

             10.1   Amended and Restated 1977 Nonqualified Stock Option Plan (Exhibit 10.5 to Form 10-K for
                       fiscal year ended October 31, 1982).**

             10.2   Restated 1980 Nonqualified Stock Option Plan (Exhibit 10.7 to Form 10-K for fiscal year ended October 31, 1982).**

             10.3   Amended and Restated Whittaker Corporation 1992 Stock Option Plan for Non-Employee Directors
                       (Exhibit 10.3 to Form 10-K for fiscal year ended October 31, 1996).**

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

             10.6   Restated Directors' Retirement Plan effective as of August 2, 1985 as amended on January 24,
                       1991 (Exhibit 10.10 to Form 10-K for fiscal year ended October 31, 1990), as amended on
                       December 16, 1996 (Exhibit 10.6 to Form 10-K for fiscal year ended October 31, 1996).**

             10.7   Amended and Restated Whittaker Corporation Long-Term Stock Incentive Plan (1989) (Exhibit
                       10.7 to Form 10-K for fiscal year ended October 31, 1996).**

             10.8   Whittaker Corporation Supplemental Benefit Plan dated November 23, 1988, as amended June 12,
                       1990 and as amended July 12, 1991 (Exhibit 10.8 to Form 10-K for fiscal year ended October
                       31, 1996).**

             10.9   Whittaker Corporation Excess Benefit Plan dated November 23, 1988, as amended June 21, 1990
                       (Exhibit 10.9 to Form 10-K for fiscal year ended October 31, 1996).**

            10.10   Whittaker Corporation Supplemental Disability Benefit Plan dated November 23, 1988 (Exhibit
                       10.10 to Form 10-K for fiscal year ended October 31, 1996).**

            10.11   Whittaker Corporation Supplemental Retirement and Disability Trust Agreement dated November
                       23, 1988 (Exhibit 10.13 to Form 10-K for fiscal year ended October 31, 1988).**

            10.12   Amended and Restated Whittaker Corporation Supplemental Executive Retirement Plan, dated as of January 1, 1996, as amended January 24, 1997 (Exhibit 10.12 to Form 10-K for fiscal year ended October 31, 1996).**

            10.13   Amendment and Restatement of Whittaker Corporation Employees' Pension Plan dated December
                       22, 1994, as amended December 15, 1995 (Exhibit 10.10 to Form 10-K for fiscal year ended
                       October 31, 1995), and as amended effective October 1, 1996 (Exhibit 10.13 to Form 10-K for fiscal year ended October 31, 1996).**

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

            10.17   Second Amendment and Waiver dated as of October 30, 1996 among Registrant, NationsBank of
                       Texas, N.A., as Agent, and certain other financial institutions as signatories thereto
                       (Exhibit 10.17 to Form 10-K for fiscal year ended October 31, 1996).

            10.18   Third Amendment and Waiver dated as of December 17, 1996 among Registrant, NationsBank of
                       Texas, N.A., as Agent, and certain other financial institutions as signatories thereto
                       (Exhibit 10.18 to Form 10-K for fiscal year ended October 31, 1996).

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

            10.20   Stock Purchase Agreement dated as of March 2, 1996, between Registrant and Raytheon Company
                       (Exhibit 10.1 to Form 8-K dated April 24, 1996).

            11.     Calculation of earnings per share for the three years ended October 31, 1996 (Exhibit 11 to
                       Form 10-K for fiscal year ended October 31, 1996).

            21.     Subsidiaries of the Registrant (Exhibit 21 to Form 10-K for fiscal year ended October 31,
                       1996).

            23.     Consent of Independent Auditors.

            27.     Financial Data Schedule (Exhibit 27 to Form 10-K for fiscal year ended October 31, 1996).

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

                                 WHITTAKER CORPORATION

Date:  August 13,  1997         By:/s/ Charles E. Barrantes
                                    -------------------------------------------
                                    Charles E. Barrantes
                                    Vice President and Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                 SIGNATURE                               TITLE                  DATE
          ----------------------                  ----------------------   ----------------

         /s/ Joseph F. Alibrandi                   Director and Principal    August 13, 1997
------------------------------------------
          (Joseph F. Alibrandi)                      Executive Officer


        /s/ Charles E. Barrantes                         Principal           August 13, 1997
------------------------------------------
         (Charles E. Barrantes)                      Financial Officer


             /s/ Eva Jonutis                             Principal           August 13, 1997
------------------------------------------
              (Eva Jonutis)                           Accounting Officer


       /s/ George H. Benter, Jr.                          Director           August 13, 1997
------------------------------------------
        (George H. Benter, Jr.)


         /s/ George Deukmejian                            Director           August 13, 1997
------------------------------------------
          (George Deukmejian)


          /s/ Jack L. Hancock                             Director           August 13, 1997
------------------------------------------
          (Jack L. Hancock)


          /s/ Edward R. Muller                            Director           August 13, 1997
------------------------------------------
          (Edward R. Muller)


         /s/ Gregory T. Parkos                            Director           August 13, 1997
------------------------------------------
          (Gregory T. Parkos)


         /s/ Malcolm T. Stamper                           Director           August 13, 1997
------------------------------------------
          (Malcolm T. Stamper)