Form 10-Q/A
period 1997-04-30
WHITTAKER CORP
filed 1997-09-11
CIK 106945

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A


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




   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO
                                               ---     ---

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,149,473 shares, par value $.01 per share, as of April 30, 1997.

                       PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (AS AMENDED SEPTEMBER 10, 1997 TO REVISE NOTES 1 AND 8)

                             WHITTAKER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   ($ in 000, except for per share amounts)

                                                            For the Three Months           For the Six Months
                                                               Ended April 30,              Ended April 30,
                                                           1997           1996           1997          1996
                                                        ----------     ----------     ----------     ---------
Sales...............................................    $   44,732     $   47,605     $   94,787     $  92,025

Costs and expenses
  Cost of sales.....................................        27,166         27,484         60,146        52,384
  Engineering and development.......................         3,710          3,882          8,630         6,977
  Selling, general and administrative...............        20,952         15,280         42,226        27,015
  Goodwill and other intangibles impairment charge..        22,068             --         22,068            --
  Acquired in-process research and
     development....................................            --         11,700             --        11,700
  Restructuring costs...............................            --            540          5,268           540
                                                        ----------     ----------     ----------     ---------

Operating Loss                                             (29,164)       (11,281)       (43,551)       (6,591)

  Interest expense..................................         4,537          2,031          8,376         3,686
  Interest income...................................          (114)        (5,460)          (263)       (5,622)
  Other expense.....................................           856             45            862            46
                                                        ----------     ----------     ----------     ---------

Loss before benefit for taxes.......................       (34,443)        (7,897)       (52,526)       (4,701)

Benefit for taxes...................................            --         (3,007)            --        (1,701)
                                                        ----------     ----------     ----------     ---------
Net loss............................................    $  (34,443)    $   (4,890)    $  (52,526)    $  (3,000)
                                                        ==========     ==========     ==========     =========
Average common and common
   equivalent shares outstanding (000)..............        11,149          9,471         11,131         9,136
                                                        ==========     ==========     ==========     =========
Loss per share......................................    $    (3.09)    $    (0.52)    $    (4.72)    $   (0.33)
                                                        ==========     ==========     ==========     =========


     Unaudited
     See Notes to Consolidated Condensed Financial Statements

                                      (2)

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  ($ in 000)

                                                        UNAUDITED
                                                       AT APRIL 30,         At October 31,
                                                          1997                    1996
                                                       -----------          --------------
ASSETS
Current Assets
--------------
Cash                                                      $    211                $  1,566
Receivables                                                 56,865                  74,258
Inventories                                                 51,365                  46,087
Other current assets                                         3,806                   2,319
Income taxes recoverable                                     3,943                   5,443
Deferred income taxes                                       13,878                  17,928
                                                          --------                --------
Total Current Assets                                       130,068                 147,601
                                                          --------                --------

Property and equipment, at cost                             62,358                  89,787
Less accumulated depreciation and amortization             (39,614)                (46,421)
                                                          --------                --------
Net Property and Equipment                                  22,744                  43,366
                                                          --------                --------
Other Assets
------------
Goodwill, net of amortization                               78,225                  95,003
Other intangible assets, net of amortization                34,704                  45,422
Notes and other noncurrent receivables                       2,357                   2,898
Other noncurrent assets                                     12,977                  14,065
Net assets held for sale or development                     32,491                  31,129
Total Other Assets                                         160,754                 188,517
                                                          --------                --------
Total Assets                                              $313,566                $379,484
                                                          ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Current maturities of long-term debt                      $144,519                $161,482
Accounts payable                                            21,367                  13,830
Accrued liabilities                                         37,840                  38,020
                                                          --------                --------
Total Current Liabilities                                  203,726                 213,332
                                                          --------                --------
Other Liabilities
-----------------
Long-term debt                                                 283                     453
Other noncurrent liabilities                                11,622                  12,019
Deferred income taxes                                       18,609                  22,544
                                                          --------                --------
Total Other Liabilities                                     30,514                  35,016
                                                          --------                --------
Stockholders' Equity
--------------------
Capital stock
 Preferred stock                                                 1                       1
 Common Stock                                                  111                     110
Additional paid-in capital                                  71,036                  70,321
Retained earnings                                            8,178                  60,704
                                                          --------                --------
Total Stockholders' Equity                                  79,326                 131,136
                                                          --------                --------

Total Liabilities and Stockholders' Equity                $313,566                $379,484
                                                          ========                ========

   See Notes to Consolidated Condensed Financial Statements

                                      (3)

                            WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  ($ IN 000)

                                                                                For the Six Months
                                                                                  Ended April 30,
                                                                         ---------------------------------
                                                                           1997                     1996
                                                                         --------                 --------
OPERATING ACTIVITIES
Net loss                                                                 $(52,526)                $ (3,000)
Adjustments to reconcile net loss to net cash provided
 (used) by operating activities:
Depreciation and amortization................................              11,032                    6,322
Goodwill and other intangibles impairment charge.............              22,068                       --
Net periodic pension expense (income)........................                 294                     (120)
Acquired in-process research and development.................                  --                   11,700
Decrease (increase) in income taxes recoverable..............               1,500                   (2,744)
Change in deferred taxes.....................................                 115                   (4,938)
Changes in operating assets and liabilities:
Decrease in receivables......................................              17,180                    5,304
Increase in inventories and other current assets.............              (6,765)                  (5,151)
Increase (decrease) in accounts payable and
  other liabilities..........................................               7,357                   (3,601)
                                                                         --------                 --------
Net cash provided by operating activities....................                 255                    3,772
                                                                         --------                 --------

INVESTING ACTIVITIES
Sale of property, plant and equipment........................              18,161                       --
Purchase of property, plant and equipment....................              (2,806)                  (2,536)
Purchased business...........................................                  --                  (69,210)
Net decrease in notes receivable.............................                 754                      903
Increase in assets held for sale or development..............              (1,362)                  (2,169)
Other items, net.............................................                (355)                     (49)
                                                                         --------                 --------
Net cash provided (used) by investing activities.............              14,392                  (73,061)
                                                                         --------                 --------

FINANCING ACTIVITIES
Borrowing related to new credit agreement....................                  --                  135,000
Paydown related to previous credit agreement.................                  --                  (60,750)
Payment of term debt and other decreases in debt, net........             (17,133)                    (148)
Deferred debt costs..........................................                 415                   (3,185)
Other items, net.............................................                 716                      142
                                                                         --------                 --------
Net cash provided (used) by financing activities.............             (16,002)                  71,059
                                                                         --------                 --------

Net increase (decrease) in cash..............................              (1,355)                   1,770
Cash at beginning of year....................................               1,566                      161
                                                                         --------                 --------
Cash at end of period........................................            $    211                 $  1,931
                                                                         ========                 ========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
   Interest..................................................            $  8,331                 $  3,033
                                                                         ========                 ========
   Income taxes..............................................            $    162                 $    150
                                                                         ========                 ========

Unaudited
See Notes to Consolidated Condensed Financial Statements

                                      (4)

                            WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying consolidated condensed financial statements of Whittaker Corporation ("Whittaker" or the "Company") and its subsidiaries have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K/A for the year ended October 31, 1996. The interim financial information is unaudited, but reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles may require management to make certain estimates and assumptions that could affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include, among other things, future costs to complete long-term contracts, valuation of slow moving or obsolete inventories and amounts of estimated liabilities for contingent losses and future costs of litigation. Actual costs could differ from these estimates. The interim financial statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-K/A for the year ended October 31, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

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

                                                For the Six Months
                                                  Ended April 30,
                                                       1996
                                                       ----
               Net sales                              $147,017
               Net loss                               $ (1,333)
               Loss per share                         $  (0.12)

NOTE 3.  INVENTORIES

   Inventories consisted of the following:

                                                           ($ in 000)
                                                April 30,             October 31,
                                                  1997                   1996
                                                ---------             -----------
     Parts and materials                          $24,847                 $22,482
     Work in process                               19,761                  14,162
     Finished goods                                 7,886                   8,349
     Costs relating to long-term contracts            571                   1,289
     Unliquidated progress billings                (1,700)                   (195)
                                                  -------                 -------
                                                  $51,365                 $46,087
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

   Information about the Company's operations by business segment for the periods ended April 30, 1997 and 1996 follows ($ in thousands):

                                                 For the Three Months           For the Six Months
                                                    Ended April 30,               Ended April 30,
                                                 1997           1996           1997           1996
                                               --------       --------       --------       --------
Sales:
Aerospace................................      $ 24,117       $ 33,396       $ 49,457       $ 62,506
Communications...........................        20,615         14,209         45,330         29,519
                                               --------       --------       --------       --------
                                               $ 44,732       $ 47,605       $ 94,787       $ 92,025
                                               ========       ========       ========       ========
OPERATING PROFIT (LOSS):
Aerospace................................      $  2,881       $  6,079       $  5,709       $ 12,254
Communications...........................       (28,781)       (15,098)       (43,647)       (14,801)
Corporate and Other......................        (3,264)        (2,262)        (5,613)        (4,044)
                                               --------       --------       --------       --------
                                               $(29,164)      $(11,281)      $(43,551)      $ (6,591)
                                               ========       ========       ========       ========

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

NOTE 8.  IMPAIRMENT CHARGE

   The 1995 purchase by the Company of the capital stock of Hughes LAN Systems, Inc. resulted in the acquisition of goodwill and other intangible assets. Following the Company's decision in the first quarter of 1997 to close the Santa Clara, California facility and integrate that operation into the Littleton, Massachusetts facility, there has been a significant deterioration in revenues of this operation. Current projections show that the undiscounted future cash flows from this acquired business will be insufficient to recover the current carrying value of the goodwill and other intangible assets. Thus, in the second quarter of 1997, the Company recorded an impairment charge of $22.1 million. The Company has evaluated and intends to continue to evaluate the performance and cash flow projections of Xyplex as well as the technological positioning of Xyplex in the enterprise edge market. There can be no assurance that such evaluations will not result in the write-off or acceleration of the amortization of the goodwill and other intangibles recorded in connection with the Company's 1996 acquisition of Xyplex, Inc.

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

---------------------------------

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

                                      (14)

---------------------------------------------

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

I(a)  Calculation of Earnings (Loss) Per Share.

                                      (16)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                   CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (In thousands, except per share data)

                                                                       For the Six Months
                                                                         Ended April 30,
                                                                  1997                   1996
                                                                --------               --------
PRIMARY EARNINGS (LOSS) PER SHARE
EARNINGS (LOSS)
Net loss                                                        $(52,526)              $ (3,000)

                                                                --------               --------
Adjustments:
Net loss used in primary earnings per share
    calculations                                                $(52,526)              $ (3,000)
                                                                ========               ========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
Weighted average number of common
    shares outstanding                                            11,131                  9,136
Common equivalent shares:
 Series D Participating Convertible
     Preferred Stock                                                  --                     --
 Stock options included under treasury
     stock method                                                     --                     --
                                                                --------               --------
TOTAL                                                             11,131                  9,136
                                                                ========               ========

Primary Loss Per Share                                          $  (4.72)              $  (0.33)
                                                                ========               ========


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

Unaudited

                                      (17)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
            CALCULATION OF EARNINGS (LOSS) PER SHARE - (CONTINUED)
                     (In thousands, except per share data)

                                                                                               For the Six Months
                                                                                                Ended April 30,
                                                                                          1997                   1996
                                                                                        --------               --------
FULLY DILUTED EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net loss used in primary earnings per share
    calculation (above)                                                                 $(52,526)              $ (3,000)

Adjustments:
                                                                                        --------               --------

Net loss used in fully diluted earnings per
    share calculations                                                                  $(52,526)              $ (3,000)
                                                                                        ========               ========

AVERAGE SHARES USED TO CALCULATE FULLY DILUTED
    EARNINGS (LOSS) PER SHARE

Average common and common equivalent shares (above)                                       11,131                  9,136

Add:
 Additional stock options included under
    treasury stock method                                                                     --                     --
 Additional shares assuming conversion
    of subordinated convertible debt                                                          --                     --
                                                                                        --------               --------

TOTAL                                                                                     11,131                  9,136
                                                                                        ========               ========

Fully Diluted Loss Per Share                                                            $  (4.72)              $  (0.33)
                                                                                        ========               ========

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

                                                    Votes For        Votes against          Abstentions          Broker Non-
                                                    ---------        -------------          -----------          -----------
                                                                      or Withheld                                   Votes
                                                                      -----------                                   -----
1.  Election of Directors                           9,390,369               97,763                    0                    0
     Jack L. Hancock                                9,391,511               96,621                    0                    0
     Edward R. Muller                               9,388,436               99,696                    0                    0
     Malcolm T. Stamper

2.  Ratification of Amendments to 1992              6,819,659            2,538,177              129,669                    0
    Stock Option Plan for Non-Employee
    Directors

3.  Ratification of Appointment of                  9,403,742               41,939               42,451                    0
    Ernst & Young LLP

   Directors elected at the meeting were Jack L. Hancock, Edward R. Muller and Malcolm T. Stamper and directors whose term of office continued following the Annual Meeting were Joseph F. Alibrandi, George H. Benter, Jr., George Deukmejian and Gregory T. Parkos.

                                      (19)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.  *
       10.1 Fifth Amendment and Waiver, dated as of April 29, 1997, among Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders. (Exhibit 10.1 to Form 10--Q for the quarter ended April 30, 1997).

       10.2 Sixth Amendment and Waiver, dated as of May 30, 1997, among Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders. (Exhibit 10.2 to Form 10--Q for the quarter ended April 30, 1997).

       11. Statements re computation of per share earnings for the three months ended April 30, 1997 (Exhibit I(a) of Part I to this Form 10-Q/A).

       22.        See Part II, Item 4 of this Form 10-Q/A.

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

                                  WHITTAKER CORPORATION


Date:  September 10, 1997         By: /s/ Charles E. Barrantes
                                      ------------------------------------------
                                      Charles E. Barrantes
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                                   SEQUENTIALLY
EXHIBIT NO. *                                     DESCRIPTION                                      NUMBERED PAGE
-------------                                     -----------                                      -------------
    11.           Statements re computation of per share earnings for the three months ended
                  April 30, 1997 (Exhibit I(a) of Part I to this Form 10-Q/A).

    22.           See Part II, Item 4 of this Form 10-Q/A.

    27.           Financial Data Schedule.

-------------


* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.