Form 10-Q
period 1997-07-31
WHITTAKER CORP
filed 1997-09-15
CIK 106945

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                    OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                     QUARTERLY PERIOD ENDED JULY 31, 1997

                        COMMISSION FILE NUMBER 0-20609

                               ----------------

                             WHITTAKER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                 95-4033076
  (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        1955 N. SURVEYOR AVENUE                               93063
        SIMI VALLEY, CALIFORNIA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                (805) 526-5700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,149,473 shares, par value $.01 per share, as of July 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             WHITTAKER CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    ($ IN 000, EXCEPT FOR PER SHARE AMOUNTS)

                                          FOR THE THREE       FOR THE NINE
                                              MONTHS             MONTHS
                                          ENDED JULY 31,     ENDED JULY 31,
                                         -----------------  ------------------
                                           1997     1996      1997      1996
                                         --------  -------  --------  --------
Sales................................... $ 48,596  $62,162  $143,383  $154,187
Costs and expenses
  Cost of sales.........................   37,482   36,824    97,628    89,208
  Engineering and development...........    3,629    6,879    12,259    13,856
  Selling, general and administrative...   21,328   24,025    63,554    51,040
  Goodwill and other intangibles
   impairment charge....................    8,107      --     30,175       --
  Acquired in-process research and
   development..........................      --       --        --     11,700
  Restructuring costs...................      --       866     5,268     1,406
                                         --------  -------  --------  --------
Operating Loss..........................  (21,950)  (6,432)  (65,501)  (13,023)
  Interest expense......................    5,473    3,374    13,849     7,060
  Interest income.......................     (106)    (479)     (369)   (6,101)
  Other (income) expense................     (219)     296       643       342
                                         --------  -------  --------  --------
Loss before benefit for taxes...........  (27,098)  (9,623)  (79,624)  (14,324)
Benefit for taxes.......................      --    (3,677)      --     (5,378)
Net loss................................ $(27,098) $(5,946) $(79,624) $ (8,946)
                                         ========  =======  ========  ========
Average common and common equivalent
 shares outstanding (000)...............   11,149   11,029    11,136     9,704
                                         ========  =======  ========  ========
Loss per share.......................... $  (2.43) $ (0.54) $  (7.15) $  (0.92)
                                         ========  =======  ========  ========

Unaudited


            See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   ($ IN 000)

                                                       UNAUDITED
                                                      AT JULY 31, AT OCTOBER 31,
                                                         1997          1996
                                                      ----------- --------------
                       ASSETS
                       ------
Current Assets
Cash.................................................  $  4,628      $  1,566
Receivables..........................................    50,427        74,258
Inventories..........................................    43,271        46,087
Other current assets.................................     2,380         2,319
Income taxes recoverable.............................       846         5,443
Deferred income taxes................................    11,833        17,928
                                                       --------      --------
Total Current Assets.................................   113,385       147,601
                                                       --------      --------
Property and equipment, at cost......................    59,634        89,787
Less accumulated depreciation and amortization.......   (39,553)      (46,421)
                                                       --------      --------
Net Property and Equipment...........................    20,081        43,366
                                                       --------      --------
Other Assets
Goodwill, net of amortization........................    69,482        95,003
Other intangible assets, net of amortization.........    31,392        45,422
Notes and other noncurrent receivables...............     1,739         2,898
Other noncurrent assets..............................    11,373        14,065
Net assets held for sale or development..............    32,391        31,129
                                                       --------      --------
    Total Other Assets...............................   146,377       188,517
                                                       --------      --------
    Total Assets.....................................  $279,843      $379,484
                                                       ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current Liabilities
Current maturities of long-term debt.................  $147,049      $161,482
Accounts payable.....................................    13,279        13,830
Accrued liabilities..................................    37,186        38,020
                                                       --------      --------
Total Current Liabilities............................   197,514       213,332
                                                       --------      --------
Other Liabilities
Long-term debt.......................................       246           453
Other noncurrent liabilities.........................    11,567        12,019
Deferred income taxes................................    18,286        22,544
                                                       --------      --------
Total Other Liabilities..............................    30,099        35,016
                                                       --------      --------
Stockholders' Equity
Capital stock
  Preferred stock....................................         1             1
  Common Stock.......................................       111           110
Additional paid-in capital...........................    71,036        70,321
Retained earnings (deficit)..........................   (18,918)       60,704
                                                       --------      --------
    Total Stockholders' Equity.......................    52,230       131,136
                                                       --------      --------
    Total Liabilities and Stockholders' Equity.......  $279,843      $379,484
                                                       ========      ========

            See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   ($ IN 000)

                                                             FOR THE NINE
                                                                MONTHS
                                                            ENDED JULY 31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
OPERATING ACTIVITIES
Net loss.................................................. $(79,624) $ (8,946)
Adjustments to reconcile net loss to net cash provided
 (used) by operating activities:
  Depreciation and amortization...........................   17,395    12,014
  Goodwill and other intangibles impairment charge........   30,175       --
  Net periodic pension expense (income)...................      441      (154)
  Acquired in-process research and development............      --     11,700
  Decrease (increase) in income taxes recoverable.........    4,597    (6,253)
  Change in deferred taxes................................    1,837    (4,831)
Changes in operating assets and liabilities:
  Decrease in receivables.................................   23,551     8,830
  Decrease (increase) in inventories and other current
   assets.................................................    2,755    (6,105)
  Decrease in accounts payable and other liabilities......   (1,385)   (7,637)
                                                           --------  --------
Net cash used by operating activities.....................     (258)   (1,382)
                                                           --------  --------
INVESTING ACTIVITIES
Sale of property, plant and equipment.....................   19,307       --
Purchase of property, plant and equipment.................   (3,476)   (3,428)
Purchased business........................................      --    (69,578)
Net decrease in notes receivable..........................    1,439     1,122
Increase in assets held for sale or development...........   (1,262)   (3,254)
Other items, net..........................................      541     1,119
                                                           --------  --------
Net cash provided (used) by investing activities..........   16,549   (74,019)
                                                           --------  --------
FINANCING ACTIVITIES
Borrowings related to new credit agreement................      --     88,250
Payment of term debt and other decreases in debt, net.....  (14,640)     (207)
Deferred debt costs.......................................      695    (3,448)
Other items, net..........................................      716       142
                                                           --------  --------
Net cash provided (used) by financing activities..........  (13,229)   84,737
                                                           --------  --------
Net increase in cash......................................    3,062     9,336
Cash at beginning of year.................................    1,566       161
                                                           --------  --------
Cash at end of period..................................... $  4,628  $  9,497
                                                           ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.............................................. $ 12,549  $  6,687
                                                           ========  ========
    Income taxes.......................................... $    316  $    214
                                                           ========  ========

Unaudited

            See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated condensed financial statements of Whittaker Corporation and its subsidiaries ("Whittaker" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K/A for the year ended October 31, 1996. The interim financial information is unaudited, but reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles may require management to make certain estimates and assumptions that could affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include, among other things, future costs to complete long-term contracts, valuation of slow moving or obsolete inventories and amounts of estimated liabilities for contingent losses and future costs of litigation. Actual costs could differ from these estimates. The interim financial statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-K/A for the year ended October 31, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

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

NOTE 2. ACQUISITIONS

  On April 10, 1996, the Company acquired all of the capital stock of Xyplex, Inc. ("Xyplex"), a wholly-owned subsidiary of Raytheon Company ("Raytheon"). Xyplex is a producer of high-speed internetworking equipment, terminal servers and shared media products for business local area networks. Xyplex also provides remote access products that interconnect with phone companies' wide area networks. The purchase price was $67.5 million in cash, subject to certain adjustments, and $50.0 million in the form of 1,974,333 newly issued shares of the Company's common stock. Other direct costs associated with the acquisition were approximately $1.4 million. The cash paid to Raytheon was obtained from the Company's existing bank credit agreement which was increased on April 10, 1996.

  The Xyplex acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996. The transaction resulted in the acquisition of intangible assets valued at $39.2 million which were being amortized on a straight-line basis over periods ranging from 5 to 15 years and goodwill of $62.8 million which was being amortized on a straight-line basis over 20 years. During the third quarter of 1997, the Company reduced the amortization periods for the goodwill and certain other intangible assets from 20 and 15 years, respectively, to 7 years (see Note 8). Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date. The Company also assumed accrued liabilities of $16.6 million at the acquisition date. Prior to closing, Xyplex forgave the intercompany receivable due from Raytheon. Based on the Company's current projections, the undiscounted future cash flows from the Xyplex operation appear sufficient to recover the current carrying value of the intangible assets and goodwill. The Company intends to continue to evaluate the performance and cash flow projections of Xyplex as

                             WHITTAKER CORPORATION
well as its technological positioning in the enterprise edge market. There can be no assurance that such evaluations will not result in the write-off or acceleration of the amortization of these intangible assets and goodwill in future periods.

  The accompanying consolidated financial statements reflect the operating results of Xyplex since the effective date of the acquisition. The unaudited pro forma results of operations for the nine months ended July 31, 1996, assuming the consummation of the purchase as of November 1, 1995, are summarized below. The writeoff of acquired in-process research and development of $11.7 million is not reflected in these results (dollars in thousands except per share amounts):

                                                             FOR THE NINE MONTHS
                                                             ENDED JULY 31, 1996
                                                             -------------------
      Net sales.............................................      $209,179
      Net loss..............................................      $ (7,449)
      Loss per share........................................      $  (0.64)

NOTE 3. INVENTORIES

  Inventories consisted of the following:

                                                             JULY
                                                              31,    OCTOBER 31,
                                                             1997       1996
                                                            -------  -----------
                                                                ($ IN 000)
      Parts and materials.................................. $25,195    $22,482
      Work in process......................................  16,494     14,162
      Finished goods.......................................   3,086      8,349
      Costs relating to long-term contracts................     202      1,289
      Unliquidated progress billings.......................  (1,706)      (195)
                                                            -------    -------
                                                            $43,271    $46,087
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

                             WHITTAKER CORPORATION

  At July 31, 1997, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above but excluding the environmental remediation activities related to its property located in the City of Santa Clarita, California. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company has made cash expenditures of approximately $2.4 million for these environmental matters during the nine months ended July 31, 1997. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the results of operations of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

NOTE 5. LONG-TERM DEBT

  On April 10, 1996, the Company increased the amount of its bank credit facility to $170.0 million. At July 31, 1997, the credit facility consisted of an $85.0 million revolving credit facility that expires in April 2001 of which the Company was permitted to utilize $83.0 million, and a $57.2 million term loan payable as noted below. The interest rate on loans outstanding under the credit agreement is equal to the agent bank's prime rate plus 3.5% and interest is payable monthly. The Company is obligated to pay letter of credit fees which range between 4.125% per annum and 4.625% per annum on the aggregate amount of outstanding letters of credit and commitment fees on the unused amount of the revolving credit facility. Additional borrowings under the credit facility will be used to fund future working capital and other corporate requirements. At July 31, 1997, the Company had $8.3 million of letters of credit outstanding and unused and available credit of $0.2 million under its revolving credit facility. On August 15, 1997, the Company reduced the letters of credit outstanding under its revolving credit facility to $3.1 million.

  The Company's obligations under the credit agreement are secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The agreement includes four financial ratio covenants with respect to the Company's financial leverage, cash flow, and net worth. At July 31, 1997, the Company was not in compliance with any of the financial ratio covenants. The Company has obtained a waiver of the defaults up to, but not including December 31, 1997. The waiver dated as of July 31, 1997 requires the Company to make, in addition to previously scheduled quarterly principal payments, additional principal payments on the term loan by September 30, 1997, in an aggregate amount of not less than $20 million and to pay a fee on November 3, 1997 equal to the greater of 1.5% of the total credit agreement commitment on October 31, 1997 or $750,000. In addition, the waiver permits the Company to retain 50 percent of the net cash proceeds from certain asset sales which, prior to the waiver, would have been applied in their entirety to repay the term loan.

  There can be no assurance that in future periods the Company will be in compliance with any of the financial ratio covenants contained in its credit agreement, or that, after expiration of the current waiver on December 31, 1997, additional waivers of the financial covenants will be obtained. There can be no assurance that any future waivers would contain terms which would be as favorable to the Company as, or would materially differ from, waivers granted in the past. Consequently, bank debt in the amount of $119.3 million, which otherwise would have been classified as noncurrent, has been classified as current. Acceleration of the debt under the credit agreement by the bank lending group upon the Company's failure, after December 31, 1997, to comply

                             WHITTAKER CORPORATION
with any of the financial ratio covenants noted above would be an event of default under the $15 million 7% convertible subordinated note issued to Hughes Electronics Corporation. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has been classified as current debt.

  Under the Company's 7% convertible subordinated note, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of July 31, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date.

  In order to reduce the risk of higher interest expense under the Company's credit agreement that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At July 31, 1997, the unamortized cost was $174,000.

  On February 26, 1997, the Company concluded the sale and leaseback of its Simi Valley facilities. The net proceeds of $17.4 million from the sale were used to prepay term debt under the Company's credit agreement. The initial lease term covers a 15 year period ending February 28, 2012 and calls for rent escalations of 6% every three years beginning with the fourth year.

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

  Operating profit (loss) is total revenue less operating expenses. General corporate expenses have not been allocated to the business segments and are shown as a separate expense element of operating profit (loss) to reconcile to consolidated operating profit (loss). The Communications segment 1997 three months and nine months operating results include a cumulative adjustment of $8.1 million related to the reduction of the amortization lives of the goodwill and certain other intangible assets recorded in connection with the 1996 acquisition of Xyplex, Inc. (see Note 8). The nine month 1997 Communications segment operating results also include an impairment charge of $22.1 million related to the goodwill and other intangibles recorded in connection with the 1995 acquisition of Hughes LAN Systems, Inc. (see Note 8). Communications segment operating results for the first nine months of 1997 include restructuring costs of $5.3 million (see Note 7). Inventory writedowns in connection with the restructuring efforts and asset writedowns and other write-offs also negatively impacted the Communications segment 1997 three months and nine months operating results by $6.3 million and $9.0 million, respectively. The Aerospace segment 1997 operating results for the three months and nine months include $0.8 million and $2.8 million, respectively, for one-time charges in connection with the move of the Concord, California operation to Simi Valley, California and other inventory write-offs.

                             WHITTAKER CORPORATION

  Information about the Company's operations by business segment for the periods ended July 31, 1997 and 1996 follows ($ in thousands):

                                          FOR THE THREE       FOR THE NINE
                                           MONTHS ENDED     MONTHS ENDED JULY
                                             JULY 31,              31,
                                         -----------------  ------------------
                                           1997     1996      1997      1996
                                         --------  -------  --------  --------
SALES:
Aerospace............................... $ 26,243  $30,550  $ 75,700  $ 93,056
Communications..........................   22,353   31,612    67,683    61,131
                                         --------  -------  --------  --------
                                         $ 48,596  $62,162  $143,383  $154,187
                                         ========  =======  ========  ========
OPERATING PROFIT (LOSS):
Aerospace............................... $    969  $ 4,885  $  6,678  $ 17,139
Communications..........................  (20,377)  (8,292)  (64,024)  (23,093)
Corporate and Other.....................   (2,542)  (3,025)   (8,155)   (7,069)
                                         --------  -------  --------  --------
                                         $(21,950) $(6,432) $(65,501) $(13,023)
                                         ========  =======  ========  ========

NOTE 7. RESTRUCTURING COSTS

  During the first nine months of 1997, the Company's Communications segment recognized restructuring costs aggregating $5.3 million. This charge was taken to cover the costs of closing its Santa Clara, California facility and integrating that operation into its Littleton, Massachusetts facility. These costs include severance payments to approximately 75 employees, the write-down of idle fixed assets to net realizable value and other costs associated with the closedown of the Santa Clara facility. The Enterprise Hub product line formerly sold and supported from the Santa Clara facility will be sold through Xyplex Networks sales channels and will continue to be supported from the Littleton facility. During the first nine months of 1997, charges made against the restructuring reserve included severance payments of $2.2 million, fixed asset writedowns of $1.5 million, site closing costs of $0.6 million and other costs of $1.0 million.

NOTE 8. IMPAIRMENT CHARGE

  The 1995 purchase by the Company of the capital stock of Hughes LAN Systems, Inc. resulted in the acquisition of goodwill and other intangible assets. During the first quarter of 1997, the Company made the decision to close the Santa Clara, California facility of this acquired business and integrate that operation into its Littleton, Massachusetts facility. Subsequent to that decision there was a significant deterioration of revenues from this acquired business and projections showed that the undiscounted future cash flows from this acquired business would be insufficient to recover the current carrying value of the goodwill and other intangible assets. Thus, in the second quarter of 1997, the Company recorded an impairment charge of $22.1 million. In connection with the April 1996 acquisition of Xyplex, Inc., the Company acquired goodwill and other intangible assets of $62.8 million and $39.2 million, respectively. These assets were being amortized, on a straight-line basis, over periods of 20 years in the case of goodwill and five to 15 years in the case of other intangible assets. During the third quarter of 1997, the Company reduced the amortization periods for goodwill and certain other intangible assets from 20 and 15 years, respectively, to seven years. This adjustment resulted in an $8.1 million goodwill and other intangible asset impairment charge which represents the increased amortization from the date of acquisition to the beginning of the third quarter of 1997. Included in the 1997 third quarter and nine-month operating results is additional amortization expense of $1.8 million representing the effects of the change subsequent to the second quarter of 1997. The Company intends to continue to evaluate the performance and cash flow projections of Xyplex as well as the technological positioning of Xyplex in the enterprise edge market. There can be no assurance that such evaluations will not result in additional write-offs of goodwill and other intangibles in future periods. Such evaluations are based on the continued operation of Xyplex. The Company is considering, among other strategic options, the disposition of Xyplex. It is likely that such a sale would result in the recognition of a loss.

                             WHITTAKER CORPORATION

NOTE 9. SUBSEQUENT EVENT

  On September 4, 1997, the Company entered into an agreement, subject to certain conditions and approvals, to sell the assets of its defense electronics unit to Condor Systems, Inc. The Company intends to report the operating results and net assets of this unit as a discontinued operation in the fourth quarter of 1997. Had the agreement to sell this unit been reached in the third quarter, the sales and operating loss of the continuing operations of the Company would have been $45.0 million and $20.2 million, respectively for the three months ended July 31, 1997. For the nine months ended July 31, 1997, sales and operating loss from continuing operations would have been $132.0 million and $61.1 million, respectively. Sales from continuing operations for the three months and nine months ended July 31, 1996 would have been $55.6 million and $132.5 million, respectively and the operating loss from continuing operations would have been $4.1 and $8.6 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

  The Company has engaged financial advisors to assist the Company in its exploration of strategic options, including the disposition of Xyplex and any of its other business units and assets. The Company has not received any offers of purchase other than as described in Note 9, above. However, discussions are continuing with other potential acquirers and the Company cannot predict if additional dispositions will occur or the amount of cash such dispositions would generate. Under the terms of the Company's credit agreement, a portion of the net proceeds of such dispositions are required to be applied to the prepayment of the Company's term loan. In addition, strategic options being considered may include the acquisition of the Company by purchase or merger.

RESULTS OF OPERATIONS

 Comparison of Three Months Ended July 31, 1997 and 1996

  Sales. The Company's third quarter 1997 sales of $48.6 million decreased by $13.6 million (21.8%) over third quarter sales in the prior fiscal year. Sales generated by the Company's Communications segment decreased by $9.3 million, primarily as a result of lower sales of Enterprise Hub related products and lower sales of network access and internetworking products resulting from the integration of a new sales force.

  The Company's Aerospace segment sales for the third quarter of fiscal 1997 were down $4.3 million (14.1%) from the same period in 1996, because of reduced sales of defense electronics products, reduced sales from contracts qualifying, under the Company's current policy, for revenue recognition using the percentage of completion method, and reduced sales of fire and overheat detectors resulting from production inefficiencies associated with the move of the Concord, California operation to Simi Valley, California. These reductions were partially offset by increased sales of OEM commercial valves.

  Gross Margin. The Company's gross margin for the third quarter of 1997 as a percentage of sales was 22.9%, compared with 40.8% for the third quarter of 1996. The third quarter 1997 gross margin consists of Communications segment gross margin of $5.2 million (23.2% of sales), and Aerospace segment gross margin of $5.9 million (22.6% of sales). Communications segment gross margin as a percentage of sales decreased from 45.8% in the third quarter of 1996 due to inventory write-offs and reserves for estimated future contract costs in excess of anticipated revenues recorded in the third quarter of 1997. Aerospace segment gross margin as a percentage of sales decreased from 35.5% in the third quarter of 1996 to 22.6% in the third quarter of 1997 primarily reflecting cost growth in certain defense electronics programs, lower margins from fluid and pneumatic controls resulting from reduced sales levels, production inefficiencies in the fire and overheat detector product line associated with the move of the Concord, California operation to Simi Valley, California and inventory and loss job reserves established during the third quarter of 1997.

  Engineering and Development. Engineering and development expenses for the third quarter of 1997 decreased from the third quarter of 1996. The third quarter 1997 engineering and development expenses consisted of Communications segment expenses of $3.4 million (15.2% of sales) and Aerospace segment expenses of $0.2 million (0.9% of sales). The third quarter 1997 Communications segment decrease in engineering and development expenses reflected reduced headcount at Xyplex Networks and a reduction in spending on Enterprise Hub related products. To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. However, the Company anticipates that engineering and development expenditures by its Communications segment in 1997 will, as a percentage of sales, be less than 1996 levels. Aerospace segment engineering and development expenses for the third quarter decreased by $0.2 million from 1996 to 1997.

  Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for the third quarter of 1997 decreased by $2.7 million from the third quarter of 1996, from $24.0 million in 1996 to $21.3 million in 1997. Communications segment SG&A expenses for the third quarter decreased by $1.4 million from 1996 to 1997 due primarily to a reduction in headcount at Xyplex Networks and the restructuring and move of its Santa Clara, California operations to its Littleton, Massachusetts facility. Partially offsetting these reductions were increased amortization expense related to goodwill and other intangibles and costs associated with the Company's new system integration business. Communications segment SG&A expenses for the third quarter of 1997 were $14.1 million (62.9% of sales), which included amortization expense of $4.0 million related to goodwill and intangible assets, compared with SG&A expenses of $15.5 million (48.9% of sales), which included amortization expense of $2.6 million related to goodwill and intangible assets, for the third quarter of 1996. Aerospace segment SG&A expenses were $4.7 million (18.0% of sales) for the third quarter of 1997 compared to $5.5 million (18.2% of sales) for the same period in 1996, reflecting primarily reduced management incentive costs and headcount.

  In connection with the April 1996 acquisition of Xyplex, Inc., the Company acquired goodwill and other intangible assets of $62.8 million and $39.2 million, respectively. These assets were being amortized, on a straight-line basis, over periods of 20 years in the case of goodwill and five to 15 years in the case of other intangible assets. During the third quarter of 1997, the Company reduced the amortization periods for the goodwill and certain other intangible assets from 20 and 15 years, respectively, to seven years. This adjustment resulted in an $8.1 million goodwill and other intangible asset impairment charge which represents the increased amortization from the date of acquisition to the beginning of the third quarter of 1997. Included in the 1997 third quarter operating results is additional amortization expense of $1.8 million which has been included in the amortization expense recorded in the Communications segment SG&A for the third quarter of 1997.

  Interest Expense. Interest expense increased to $5.5 million for the third quarter of 1997 from $3.4 million for the same period of 1996 primarily as a result of higher interest rates.

  Other Expense. Other expense, in the third quarter of 1997, decreased by $0.5 million over the same period of 1996 reflecting a gain on the sale of an investment partially offset by the writedown of certain noncurrent assets to their net realizable value and adjustments to loss reserves for environmental and other issues.

  Income Taxes. In compliance with FASB 109, the Company has established a full valuation allowance against its potential carry forward benefits. The Company will continue to offset income tax benefits with this valuation allowance until such time as its pretax profits would allow for the elimination of this allowance.

 Comparison of Nine Months Ended July 31, 1997 and 1996

  Sales. The Company's sales for the nine months ended July 31, 1997 of $143.4 million decreased by $10.8 million (7.0%) over sales in the same period of the prior fiscal year. Sales generated by the Company's Communications segment increased by $6.6 million, primarily as a result of the acquisition of Xyplex, Inc. partially offset by decreased sales of Enterprise Hub related products reflecting the negative effect associated with the restructuring and move of its Santa Clara, California operations to its Littleton, Massachusetts facility and the Company's increased emphasis on sales of network access products for the enterprise edge market.

  The Company's Aerospace segment sales for the first nine months of fiscal 1997 were down $17.4 million (18.7%) from the same period in 1996, due to reduced sales of defense electronics products, reduced sales from contracts qualifying, under the Company's current policy, for revenue recognition using the percentage of completion method and reduced sales of certain industrial products. Also negatively impacting the 1997 nine months sales were reductions resulting from production inefficiencies associated with the move of the fire and overheat detector operations from Concord, California to Simi Valley, California.

  Gross Margin. The Company's gross margin for the first nine months of 1997 as a percentage of sales was 31.9%, compared with 42.1% for the first nine months of 1996. The 1997 gross margin consists of Communications segment gross margin of $23.7 million (35.0% of sales), and Aerospace segment gross margin of $22.1 million (29.1% of sales). Communications segment gross margin as a percentage of sales decreased from 46.3% in the same period of 1996 primarily because of inventory write-downs in connection with both the restructuring and move of operations from Santa Clara to Littleton and lower than anticipated sales levels. Aerospace segment gross margin as a percentage of sales decreased from 39.4% in the first nine months of 1996 to 29.1% in the first nine months of 1997 primarily reflecting production inefficiencies associated with the move of the Concord, California operations to Simi Valley, California, lower sales volume of fluid control devices, inventory write-offs and decreased margins on defense electronic products.

  Engineering and Development. Engineering and development expenses for the first nine months of 1997 decreased by $1.6 million from the first nine months of 1996. The 1997 engineering and development expenses consist of Communications segment expenses of $11.4 million (16.8% of sales) and Aerospace segment expenses of $0.9 million (1.2% of sales). Communications segment engineering and development expenses decreased by $0.5 million from 1996 to 1997 primarily due to decreased spending for Enterprise Hub related products partially offset by the inclusion of Xyplex engineering and development expenses since its acquisition on April 10, 1996. To maintain its competitive market position in the Communications segment, the Company expects to continue to invest a significant amount of its resources in the development of new Communications products and product enhancements. However, the Company anticipates that engineering and development expenditures by its Communications segment in 1997 will, as a percentage of sales, be less than 1996 levels. Aerospace segment engineering and development expenses decreased by $1.1 million from 1996 to 1997.

  Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for the first nine months of 1997 increased by $12.5 million from the first nine months of 1996, from 33.1% of sales in 1996 to 44.3% of sales in 1997. Communications segment SG&A expenses increased by $13.9 million from the first nine months of 1996 to the first nine months of 1997 due primarily to the inclusion of Xyplex SG&A expenses since its acquisition on April 10, 1996 and increased amortization expense related to goodwill and other intangibles. Communications segment SG&A expenses for the first nine months of 1997 were $40.9 million (60.4% of sales), which included amortization expense of $9.3 million related to goodwill and intangible assets, compared with SG&A expenses of $27.0 million (44.1% of sales), which included amortization expense of $4.2 million related to goodwill and intangible assets, for the first nine months of 1996. Aerospace segment SG&A expenses were $14.5 million (19.2% of sales) for the first nine months of 1997 compared to $17.0 million (18.3% of sales) for the same period in 1996.

  The 1995 purchase by the Company of the stock of Hughes LAN Systems resulted in the acquisition of goodwill and other intangible assets. During the first quarter of 1997, the Company made the decision to close the Santa Clara, California facility of this acquired business and integrate that operation into its Littleton, Massachusetts facility. Subsequent to that decision there was a significant deterioration of revenues from this acquired business and current projections show that the undiscounted future cash flows from this acquired business will be insufficient to recover the current carrying value of the goodwill and other intangible assets. Thus, in the second quarter of 1997, the Company recorded an impairment charge of $22.1 million.

  In connection with the April 1996 acquisition of Xyplex, Inc., the Company acquired goodwill and other intangible assets of $62.8 million and $39.2 million, respectively. These assets were being amortized, on a straight-line basis, over periods of 20 years in the case of goodwill and five to 15 years in the case of other intangible assets. During the third quarter of 1997, the Company reduced the amortization periods for the goodwill and certain other intangible assets from 20 and 15 years, respectively, to seven years. This adjustment resulted in an $8.1 million goodwill and other intangible asset impairment charge which represents the increased amortization from the date of acquisition to the beginning of the third quarter of 1997. Included in the 1997 nine-month operating results is additional amortization expense of $1.8 million which has been included in the amortization expense recorded in the Communications segment SG&A for the nine months of 1997.

  Restructuring Costs. During the first nine months of 1997, the Communications segment recognized costs and related liabilities of $5.3 million in connection with the integration of its Santa Clara, California operation into its Littleton, Massachusetts facility. The liabilities include $2.2 million for severance payments, $2.1 million for facility closedown costs and $1.0 million for the write-off of other assets and other costs. During the first nine months of 1997, charges made against the restructuring reserve included severance payments of $2.2 million, fixed asset writedowns of $1.5 million, site close costs of $0.6 million and other costs of $1.0 million.

  Interest Expense. Interest expense increased to $13.8 million for the first nine months of 1997 from $7.1 million for the same period of 1996 primarily as a result of incremental debt related to the acquisition of Xyplex and higher interest rates.

  Other Expense. Other expense for the first nine months of 1997 increased by $0.3 million over the same period of 1996 reflecting the writedown of assets to net realizable value, loss reserves for environmental and other issues partially offset by a gain on the sale of an investment.

  Income Taxes. In compliance with FASB 109, the Company has established a full valuation allowance against its potential carry forward benefits. The Company will continue to offset income tax benefits with this valuation allowance until such time as its pretax profits would allow for the elimination of this allowance.

  Operating Results. In addition to the impairment charges and restructuring costs described above, the Company recognized other write-offs and one-time charges in connection with its overall streamlining and integration efforts. The Communications segment incurred costs of $6.3 million for the writedown of inventories which became excess or obsolete in connection with the restructuring plan. The Aerospace segment incurred costs of $2.0 million for the closing and move of its Concord, California facility to Simi Valley, California.

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

  The Xyplex acquisition was accounted for as a purchase and the balance sheet of Xyplex was combined with the Company's balance sheet as of April 30, 1996. The transaction resulted in the acquisition of intangible assets valued at $39.2 million which were being amortized on a straight-line basis over periods ranging from five to 15 years, goodwill of $62.8 million which was being amortized on a straight-line basis over 20 years. Acquired in-process research and development valued at $11.7 million was expensed at the acquisition date. The Company also assumed accrued liabilities of $16.6 million at the acquisition date. Prior to closing, Xyplex forgave the intercompany receivable due from Raytheon. During the third quarter of 1997, the Company reduced the amortization periods for the goodwill and certain other intangible assets from 20 and 15 years, respectively, to seven years. This adjustment resulted in an $8.1 million goodwill and other intangible asset impairment charge which represents the increased amortization from the date of acquisition to the beginning of the third quarter of 1997. Included in the 1997 third quarter and nine-months operating results is additional amortization expense of $1.8 million which has been included in the amortization expense recorded in the Communications segment SG&A for the third quarter and nine months of 1997. Based on the Company's current projections, the undiscounted future cash flows from the Xyplex operation appear sufficient to recover the carrying value of the intangible assets and goodwill. The Company intends to continue to evaluate the performance and cash flow projections of Xyplex as well as its technological positioning in the enterprise edge market. There can be no assurances that such evaluations will not result in additional write- offs. Such evaluations are based on the continued operation of Xyplex. The Company is considering, among other strategic options, the disposition of Xyplex. It is likely that such a sale would result in the recognition of a loss.

  Sales of Xyplex products and services contributed substantial revenues to the Company beginning in the third quarter of 1996, as well as resulting in increased operating expenses. A significant portion of the increase in operating expenses for the nine months ended July 31, 1997 over the corresponding 1996 period was due to the acquisition of Xyplex and the integration of the Whittaker Communications, Inc. ("WCI") and Xyplex operations.

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

  At July 31, 1997, the Company's debt totaled $147.3 million, which consisted of $74.5 million of loans under the revolving credit facility, $57.2 million under the term loan, $15.0 million of convertible subordinated debt, and $0.6 million of other debt. In addition, there were $8.3 million of letters of credit outstanding under the revolving credit facility. The Company was not in compliance with any of the four financial ratio covenants in its bank credit agreement at July 31, 1997. The Company has obtained a waiver of the defaults up to, but not including December 31, 1997. The most recent waiver agreement dated as of July 31, 1997 requires the Company to make, in addition to previously scheduled quarterly principal payments, additional principal payments on the term loan by September 30, 1997 in an aggregate amount of not less than $20 million, and to pay a fee on November 3, 1997 equal to the greater of 1.5% of the total credit agreement commitment on October 31, 1997 or $750,000. In addition, the waiver permits the Company to retain 50 percent of the net cash proceeds from certain asset sales which prior to such waiver would have been applied in their entirety to repay the term loan. There can be no assurance that in future periods, the Company will be in compliance with any of the financial ratio covenants contained in its credit agreement, or that, after expiration of the waiver on December 31, 1997, additional waivers of the financial covenants will be obtained and, if obtained, that any such waivers would contain terms which would be as favorable to the Company as, or would materially differ from, waivers granted in the past. Consequently, bank debt in the amount of $119.3 million, which otherwise would have been classified as noncurrent, has been classified as current. Furthermore, acceleration of the debt under the credit agreement by the bank lending group upon the Company's failure, after December 31, 1997, to comply with any of the financial ratio covenants would be an event of default under the $15 million 7% convertible subordinated note issued by the Company to Hughes Electronics Corporation as partial consideration for its purchase of WCI in 1995. Because of this possible cross-default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt. At July 31, 1997, the Company had unused and available credit of $0.2 million under its revolving credit facility.

  The Company believes that its existing cash and available credit under its revolving credit facility will be adequate to pay the waiver fee on November 3, 1997, and to meet future operating cash needs through the end of the current fiscal year. Thereafter, the Company may need additional financing to meet its operating cash needs. However, there can be no assurance that the Company will be able to obtain such additional financing.

  Debt as a percent of total capitalization (stockholders' equity plus debt) was 69.8% at July 31, 1997, compared with 55.3% at October 31, 1996. The current ratio at July 31, 1997 was 0.57, compared with 0.69 at October 31, 1996, while working capital was ($84.1) million at July 31, 1997, compared with ($65.7) million at October 31, 1996. Excluding the debt reclassifications discussed above, the current ratio would have been 1.79 and working capital would have been $50.2 million at July 31, 1997 and at October 31, 1996 the current ratio and working capital would have been 2.36 and $85.3 million.

  Cash flow used by operations for the first nine months of 1997 was $0.3 million, compared to $1.4 million for the same period in 1996. The $1.1 million decrease in cash flow used by operations from 1996 to 1997 was due primarily to the other intangibles impairment charge, decreases in accounts receivable, decreases in income taxes recoverable and decreases in inventories and other current assets substantially offset by the increase in net loss and the write-off of acquired in-process research and development in 1996.

  Capital expenditures during the first nine months of 1997 were $3.5 million, compared to $3.4 million for the same period of 1996. At July 31, 1997, there were approximately $1.2 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations and advances under the credit agreement. Capital expenditure amounts are a component of one of the financial ratio covenants contained in the Company's credit agreement.

  The Company is evaluating the most advantageous means to realize the value of a 996-acre parcel of land which was formerly used by a discontinued technology unit. The land is located in the city of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the City of Santa Clarita granted entitlements necessary to develop this property as a mixed-use residential, commercial, and light industrial development. The initial term of the entitlements was ten years. In February 1996, the City approved a development agreement which, among other things, extended the ten-year term of the entitlements to over 20 years. Cash expenditures related to the environmental remediation of this property were $1.4 million during the first nine months of 1997.

  The Company believes that current real estate market conditions are less likely to result in realization of the highest value of the property from a cash sale of the property in its current condition than from either an agreement with a developer to participate in the remediation of the property and the development of the property's infrastructure for sale of parcels to merchant builders or from the Company's remediation and infrastructure development of the property itself. There can be no assurance, however, that such a development agreement will be reached or that the Company will have the financial and development capabilities to develop the property itself. The Company believes that the undiscounted cash flows from the development of this property will be sufficient to recover its carrying value as well as the costs to complete remediation activities.

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

EXHIBITS TO PART I

I(a)Calculation of Earnings (Loss) Per Share.

                                                                   EXHIBIT I(A)

                             WHITTAKER CORPORATION

                   CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE NINE
                                                                 MONTHS ENDED
                                                                   JULY 31,
                                                               -----------------
                                                                 1997     1996
                                                               --------  -------
PRIMARY EARNINGS (LOSS) PER SHARE
EARNINGS (LOSS)
Net loss...................................................... $(79,624) $(8,946)
Adjustments...................................................      --       --
                                                               --------  -------
Net loss used in primary earnings per share calculations...... $(79,624) $(8,946)
                                                               ========  =======
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
Weighted average number of common shares outstanding..........   11,136    9,704
Common equivalent shares:
  Series D Participating Convertible Preferred Stock..........      --       --
  Stock options included under treasury stock method..........      --       --
                                                               --------  -------
TOTAL.........................................................   11,136    9,704
                                                               ========  =======
Primary Loss Per Share........................................ $  (7.15) $ (0.92)
                                                               ========  =======

NOTE

  Loss per share has been computed based on the weighted average number of shares outstanding during the periods. Common equivalent shares have been excluded from the calculations as antidilutive. Common stock equivalents include Series D Participating Convertible Preferred Stock on an if converted basis, and dilutive employee stock options calculated using the treasury stock method.

Unaudited

                             WHITTAKER CORPORATION

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR NINE MONTHS
                                                              ENDED JULY 31,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
FULLY DILUTED EARNINGS (LOSS) PER SHARE
EARNINGS (LOSS)
Net loss used in primary earnings per share calculation
 (above).................................................... $(79,624) $(8,946)
Adjustments.................................................      --       --
                                                             --------  -------
Net loss used in fully diluted earnings per share
 calculations............................................... $(79,624) $(8,946)
                                                             ========  =======
AVERAGE SHARES USED TO CALCULATE FULLY DILUTED
 EARNINGS (LOSS) PER SHARE
Average common and common equivalent shares (above).........   11,136    9,704
Add:
  Additional stock options included under treasury stock
   method...................................................      --       --
  Additional shares assuming conversion of subordinated
   convertible debt.........................................      --       --
                                                             --------  -------
TOTAL.......................................................   11,136    9,704
                                                             ========  =======
Fully Diluted Loss Per Share................................ $  (7.15) $ (0.92)
                                                             ========  =======

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits. *

       10.1  Seventh Amendment and Waiver, dated as of June 29, 1997, among
             Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders.
       10.2  Eighth Amendment and Waiver, dated as of July 31, 1997, among
             Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders.
       10.3 Asset purchase agreement, dated as of September 4, 1997, by and among Whittaker Corporation, Whittaker Communications Limited,
             Whittaker Services Corporation and Condor Systems, Inc.
       11. Statements re computation of per share earnings for the three months ended July 31, 1997 (Exhibit I(a) of Part I to this Form
             10-Q).
       22.   See Part II, Item 4 of this Form 10-Q.
       27.   Financial Data Schedule.

--------
* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

  (b) Reports on Form 8-K.

  During the quarter ended July 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHITTAKER CORPORATION

Date: September 12, 1997                  By: /s/ Charles E. Barrantes
                                             ---------------------------------
                                             Charles E. Barrantes
                                             Vice President and Chief Financial
                                             Officer

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
  NO. *                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.1    Seventh Amendment and Waiver, dated as of June 29,
          1997, among Registrant, NationsBank of Texas, N.A., as
          Agent, and the financial institutions named therein as
          Lenders.
 10.2    Eighth Amendment and Waiver, dated as of July 31, 1997,
          among Registrant, NationsBank of Texas, N.A., as
          Agent, and the financial institutions named therein as
          Lenders.
 10.3    Asset Purchase Agreement, dated as of September 4, 1997
          by and among Whittaker Corporation, Whittaker
          Communications Limited, Whittaker Services Corporation
          and Condor Systems, Inc.
 11.     Statements re computation of per share earnings for the
          three months ended July 31, 1997 (Exhibit I(a) of Part
          I to this Form 10-Q).
 22.     See Part II, Item 4 of this Form 10-Q.
 27.     Financial Data Schedule.

--------
* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.