Form 10-Q/A
period 1997-07-31
WHITTAKER CORP
filed 1997-10-14
CIK 106945

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (AS AMENDED ON OCTOBER 14, 1997 TO REVISE NOTE 8)

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

NOTE 8. IMPAIRMENT CHARGE

  In April 1995, the Company acquired all of the stock of Hughes LAN Systems, Inc. The subsidiary was renamed Whittaker Communications, Inc. ("WCI"). Goodwill and intangible assets were recorded at the date of acquisition to recognize the fact that the acquisition of the Enterprise Hub product line and systems integration business was a key early step in the build-up and market positioning of the Company's communications business and the second phase of its transition from sole dependence on its aerospace and defense business.

  During 1996, revenue from these product lines declined and operating losses increased due to delays of key product enhancements, increased competition and key employee attrition. During the first quarter of 1997, in an effort to restructure the communications segment and reverse the continuing decline in revenue and the continuing increase in operating losses from the Enterprise Hub products and system integration business, the Company decided to close the Santa Clara operation of WCI and integrate that operation into the operation of Xyplex, Inc., which the Company acquired from Raytheon Company in April, 1996. Nevertheless, revenues continued to decline to de minimus levels and operating losses continued to be incurred. In consideration of this continued deterioration the Company determined that the goodwill and other intangibles previously recorded had no remaining value and therefore recognized a goodwill and other intangible asset impairment charge of $22.1 million in April 1997.

                             WHITTAKER CORPORATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS AMENDED ON OCTOBER 14, 1997 TO REVISE RESULTS OF OPERATIONS--COMPARISON OF NINE MONTHS ENDED JULY 31, 1997 AND 1996--SELLING, GENERAL AND ADMINISTRATIVE)

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

  In April 1995, the Company acquired all of the stock of Hughes LAN Systems, Inc. The subsidiary was renamed Whittaker Communications, Inc. ("WCI"). Goodwill and intangible assets were recorded at the date of acquisition to recognize the fact that the acquisition of the Enterprise Hub product line and systems integration business was a key early step in the build-up and market positioning of the Company's communications business and the second phase of its transition from sole dependence on its aerospace and defense business.

  During 1996, revenue from these product lines declined and operating losses increased due to delays of key product enhancements, increased competition and key employee attrition. During the first quarter of 1997, in an effort to restructure the communications segment and reverse the continuing decline in revenue and the continuing increase in operating losses from the Enterprise Hub products and system integration business, the Company decided to close the Santa Clara operation of WCI and integrate that operation into the operation of Xyplex, Inc., which the Company acquired from Raytheon Company in April, 1996. Nevertheless, revenues continued to decline to de minimus levels and operating losses continued to be incurred. In consideration of this continued deterioration the Company determined that the goodwill and other intangibles previously recorded had no remaining value and therefore recognized a goodwill and other intangible asset impairment charge of $22.1 million in April 1997.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits. *

       10.1  Seventh Amendment and Waiver, dated as of June 29, 1997, among
             Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders. (Exhibit 10.1 to Form 10-Q for the quarter ended July 31, 1997.)
       10.2  Eighth Amendment and Waiver, dated as of July 31, 1997, among
             Registrant, NationsBank of Texas, N.A., as Agent, and the financial institutions named therein as Lenders. (Exhibit 10.2 to Form 10-Q for the quarter ended July 31, 1997.)
       10.3 Asset purchase agreement, dated as of September 4, 1997, by and among Whittaker Corporation, Whittaker Communications Limited,
             Whittaker Services Corporation and Condor Systems, Inc. (Exhibit
             10.3 to Form 10-Q for the quarter ended July 31, 1997.)
       11. Statements re computation of per share earnings for the three months ended July 31, 1997 (Exhibit I(a) of Part I to this Form
             10-Q/A).
       27. Financial Data Schedule. (Exhibit 27 to Form 10-Q for the quarter ended July 31, 1997.)

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

                                          WHITTAKER CORPORATION

                                          By: /s/ John K. Ott
                                             -------------------------------
Date: October 14, 1997                       John K. Otto
                                             Vice President, Chief Financial
                                              Officer and Treasurer