Form 10-K
period 1997-10-31
WHITTAKER CORP
filed 1998-01-29
CIK 106945

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

FOR FISCAL YEAR ENDED OCTOBER 31, 1997           COMMISSION FILE NUMBER 0-20609

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                         NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                          ON WHICH REGISTERED
             -------------------                         ---------------------
   Common Stock, par value $.01 per share               New York Stock Exchange
                                                         Pacific Exchange, Inc.
      Series A Participating Cumulative                 New York Stock Exchange
       Preferred Stock Purchase Rights                   Pacific Exchange, Inc.


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES [X]    NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $115,722,695 as of December 31, 1997.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:11,204,658 shares of Common Stock as of December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                      WHERE
                         DOCUMENT                                  INCORPORATED
                         --------                                  ------------
Definitive Proxy Statement for the Annual Meeting of Stock-
 holders to be held April 3, 1998 to be filed pursuant to
 Section 14(a) of the Securities Exchange Act of 1934 (the
 "Proxy Statement")........................................          Part III

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Whittaker Corporation ("Whittaker" or the "Company") was incorporated in California in 1947 and became a Delaware corporation in 1986. Whittaker maintains its principal executive and administrative offices at 1955 N. Surveyor Avenue, Simi Valley, California 93063 (telephone number 805-526-
5700).

  In its continuing operations the Company has been active during fiscal 1997 in the Aerospace business and in the Integration Services business. During the fourth quarter of 1997, the Company decided to discontinue its Communications segment and, on September 30, 1997, the Company sold its defense electronics unit to Condor Systems, Inc. These actions implemented the Company's strategy to reduce debt and explore strategic options. The decision to discontinue the Communications segment followed the Company's evaluation of its core strengths in the aerospace industry. Thus, the Company's financial statements report the operating results and balance sheet items of these discontinued operations separately from its continuing operations. See Notes 2 and 13 to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for financial information about discontinued operations and industry segments of continuing operations. The Aerospace Group develops, manufactures and markets proprietary fluid (pneumatic, hydraulic, and fuel) control valves and control systems and fire and overheat detection products and systems for aircraft, land-based gas turbines, and other industrial applications. The Company's Integration Services business provides professional services for the integration of data networks for hospitals and other enterprises. For the fiscal year ended October 31, 1997, the Company's total sales from continuing operations were $95.1 million, of which 94% were generated by the Aerospace Group and 6% were generated by the Integration Services business. Set forth below is a description of these two business areas and the operations of the discontinued businesses.

CONTINUING OPERATIONS

 Aerospace Group

PRODUCTS

  Principal applications and representative products of the Company's Aerospace group include:

  Fluid and Pneumatic Controls. The Company designs and manufactures a broad range of fluid control devices for both commercial and military aircraft. The products are designed to control pneumatic, hydraulic and fuel flows in aircraft systems. In commercial applications, they are used on virtually all Boeing, McDonnell Douglas, and AirBus commercial aircraft, and virtually all other aircraft and jet engines manufactured in the world, with the exception of those manufactured in the former Communist countries. In addition, commercial and industrial applications include ground fueling devices for airports and valving systems, heat exchangers, and fuel skids for land-based gas turbines, off-shore oil platforms, and petrochemical complexes. In military applications, the products are used on military transports, bombers, helicopters, fighters and landing craft. Both commercial and military applications include aircraft turbine engines built by General Electric, Rolls Royce and Pratt & Whitney. Sales of fluid control products were $63.5 million in fiscal 1997, $73.9 million in fiscal 1996 and $59.5 million in fiscal 1995.

  Fire and Overheat Detectors. The Company designs and manufactures continuous length pneumatic fire and overheat detectors, optical flame detectors, smoke detectors and bleed-air leak detection systems. These systems are used on commercial and military aircraft, gas turbine engines, small naval vessels, helicopters, and railcars. This equipment is widely used on a broad spectrum of aircraft manufactured by Boeing, AirBus, McDonnell Douglas, Northrop Grumman and many small manufacturers. The aircraft range from large commercial transports to small commuter aircraft, private twin engine airplanes, helicopters, military fighters and transport aircraft. The fire and overheat detectors are used on aircraft engines manufactured by General Electric, Pratt &

Whitney and Rolls Royce. Industrial applications of such products include complete fire protection systems for vehicles, gas turbine powered pumping and electric power generation applications, as well as large scale systems to protect oil platforms and refineries. Sales of fire and overheat detectors and systems were $19.5 million in fiscal 1997, $21.8 million in fiscal 1996 and $21.8 million in fiscal 1995.

  Radio Frequency and High Temperature Cables. The Company designs and manufactures high reliability silicon dioxide insulated coaxial and multiple conductor cable systems which permit broad-band data transmission and control function operation in extreme environments. Applications for these technologies include signal transmission and control functions inside nuclear power plants and reactors, power and control monitoring and electronic valve control at oil refineries, extreme environmental condition cable applications near jet engines, and critical connections in airborne electronic countermeasure systems.

  Hydrogen and Oxygen Analyzers. The Company's hydrogen and oxygen analyzers have been developed for use in the extreme environment surrounding a nuclear reactor. The analyzers monitor and protect against the dangerous build up of these gases, which, left unchecked, could result in a catastrophic fire or explosion. The key features of the hydrogen and oxygen analyzers include the rugged and stable electrochemical based sensors in combination with accurate and dependable control and display units.

PRODUCT DEVELOPMENT

  In 1997 the Company developed a liquid fuel metering system for the industrial gas turbine market which will be used to reduce the environmental impact of power generation. This technology, incorporated into the gas metering technology developed in 1996, should position Whittaker as a leader in the turbine engine control segment of the industrial gas turbine market. In addition to North America, the market potential for this product includes Europe, Asia and Africa. The Company developed the ELIMINATOR design concept for the ground fueling product line used in refueling aircraft at airports throughout the world. This technology is a step up in the state of the art in providing environmentally safe refueling of commercial and military aircraft. The Company expanded its product lines in the sophisticated cryogenic and missile fuel systems by providing a unique quick disconnect that assures no spillage when systems are serviced.

  During 1997 the Company was awarded a major contract by The Boeing Company to supply passenger air conditioning and cabin pressurization control valves for the Boeing 757 and 767 aircraft. The Company was also awarded a major contract by Rolls Royce, which is teamed with the Pratt & Whitney design team, to develop valve equipment for the Boeing Joint Strike Fighter (JSF). The components will be used to provide pitch/yaw/roll control for the JSF aircraft.

  The Aerospace Group spent $0.9 million, $1.4 million and $0.9 million on research and development activities in fiscal 1997, 1996 and 1995, respectively.

MARKETS AND CUSTOMERS

  Sales to commercial customers, including foreign customers, were the major contributor to Aerospace sales and profit in 1997. Sales directly or indirectly to the United States Government, primarily under military procurement contracts, continued to decrease as a percentage of Aerospace sales, dropping to 19% of sales in 1997 compared to 27% of sales in 1996 and 28% in 1995. Export sales to customers outside the United States represented 21% of Aerospace sales in 1997, compared to 24% in 1996 and 22% in 1995.

  The Company has been able to achieve increased sales of its primary aircraft fluid and pneumatic control devices over the past three years. Increased emphasis has been placed on expanding sales from overhaul repairs, retrofits, upgrades and spare components to end-users such as airlines, cargo carriers, maintenance stations, military bases and government agencies. New aircraft production is continuing to rise, which should contribute to an improved business climate for these Company products. The Company has also positioned itself for continued growth in the Aerospace segment by expanding its product offerings in related markets, including fire and overheat detection equipment and industrial markets.

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

BACKLOG

  At October 31, 1997, Aerospace Group backlog totaled $70.5 million (compared to $38.7 million at October 31, 1996), of which $10.9 million is not expected to be filled within fiscal 1998. The increase in the Aerospace Group backlog at October 31, 1997 from October 31, 1996 is primarily the result of the effect of a decrease in revenue recognized using the percentage of completion method in the fluid and pneumatic controls product lines and increased levels of backlog for fire and overheat detectors for aircraft, fluid control devices and spare parts. Aerospace backlog includes no unfunded amounts relating to government contracts.

COMPETITION

  The military and commercial industries in which the Aerospace Group operates are generally highly competitive, with competition centering on price, technical innovation, product performance and product support. Competitors of the Company in such markets may have substantially greater financial resources, research and design capabilities, and manufacturing capacity.

 Integration Services Segment

  The business and operations of the Integration Services segment are conducted by Aviant Information, Inc. ("Aviant") a wholly owned subsidiary of the Company. Aviant was formed in the second quarter of 1997 to serve the growing requirements of health care information management. By assessing network needs, diagnosing problems and implementing corrective actions, Aviant addresses critical issues for health care organizations such as network management, collaborative communication, security management, remote-access implementation and high-speed networking. Aviant offers a full range of customizable unique services in four main areas: network assessments, design / redesign, integration / implementation and continuing services.

  Increasingly, health care providers are turning to information technology to capture the business benefits of consolidation. Links can be built to integrate disparate systems and connect users at remote facilities and across the health care enterprise. By building flexible communications pathways, organizations will be able to leverage existing legacy applications, implement new strategic applications and capitalize on new business opportunities.

PRODUCTS AND SERVICES

  Aviant provides knowledge management and information communication system optimization for the dynamically critical health care market. Aviant includes among its customers representative hospitals from major health networks in the United States.

  Principal services provided by Aviant include:

  Network Assessments--Aviant offers complete assessment of network inventory, system integrity and reliability, capacity, topology, IP address space requirements and existing network management practices.

  Network Design/Redesign--Aviant develops logical designs for bridge/routing, mainframe connectivity and Internet access; makes technology-neutral recommendations for network electronics, VLANs, IP address space network management, protocol analyzers and remote monitoring; and creates guidelines for acceptance testing.

  Network Integration and Implementation--Aviant offers project management, including, procurement, staging, configurations, acceptance tests and documentation.

  Continuing Services--Aviant offers customized, planned and managed preventive maintenance programs which include, among other things, standard break/fix hardware support, on-call and remote diagnostic support, time and materials dispatch and onsite engineering.

MARKETS AND CUSTOMERS

  Aviant's customers include major hospitals and health care networks throughout the United States. These health care providers are using Aviant's concept of INFOnology to insure the delivery of complete and timely patient information to every point of care in the enterprise system. Aviant has established strong relationships with industry leading technology companies and is affiliated with major healthcare management and information associations.

  Aviant operates sales and support offices throughout the United States. Sales of Aviant services for the eight months ended October 31, 1997 were $5.1 million. At October 31, 1997 Aviant's backlog totaled $5.3 million of which $0.5 million was not expected to be filled in fiscal 1998.

COMPETITION

  The integration services business in which Aviant operates is generally highly competitive and includes systems vendors offering integration services, networking products vendors, software solutions providers and systems integrators and consultants. Some of the competitors of the Company have substantially greater financial resources and established reputations.

DISCONTINUED OPERATIONS

 Business to be Divested

  Xyplex Networks ("Xyplex") is a provider of network access solutions for the enterprise edge market. Xyplex designs, develops and markets a comprehensive line of networking products that allow its customers a migration path from their existing legacy infrastructures to new and emerging data networking architectures. In addition, Xyplex offers high-performance Ethernet and Asynchronous Transfer Mode (ATM) Local Area Network switching and hub products and provides a full range of network design, consulting, integration, and support services for small businesses and large enterprise-wide solutions. On January 19, 1998, the Company entered into a definitive agreement to sell all of the common stock of its wholly-owned subsidiary, Whittaker Xyplex, Inc., the parent company of Xyplex, Inc., to MRV Communications, Inc., for $35 million in cash plus warrants to purchase up to 500,000 shares of common stock of MRV Communications, Inc. The sale is subject to customary closing conditions, including Hart-Scott-Rodino Act clearance.

 Assets Held for Sale or Development

  Also to be divested is a 996-acre parcel of land formerly used, until 1987, by the Company's former Bermite division, a discontinued technology unit. The land is located in the City of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the city granted the entitlements necessary to develop this property as a mixed-use, residential, commercial, and light industrial development. In February 1996 the city approved a Development Agreement which, among other things, extended the ten-year life of the entitlements to over 20 years. In connection with its ongoing discussions with potential developers, the Company, in the fourth quarter of 1997, wrote down the carrying value of this land by $15.7 million to reflect this asset at its estimated fair value. See Note 3 to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K for information about the parcel remaining to be divested.

 Divested Operations

  On September 30, 1997, the Company sold its defense electronics unit to Condor Systems, Inc. This unit designed and manufactured electronic systems for command, control and communications; radar countermeasure systems and electronic combat systems and other radar surveillance and tracking systems used in tactical training.

ENVIRONMENTAL

  Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Company, nor is the Company estimating any material capital expenditures for environmental control facilities in fiscal 1998 or 1999.

EMPLOYEE RELATIONS

  As of October 31, 1997, the Company employed approximately 500 persons in its continuing businesses, about 7% of whom were represented by labor organizations. The Company believes that it has generally good relations with its employees.

ITEM 2. PROPERTIES.

  The Company's corporate headquarters are located in a portion of its facilities in Simi Valley, California, which consist of approximately 276,000 square feet in three buildings leased by the Company. The Company owns a 30,000 square foot production facility in Colorado which was formerly used in its discontinued defense electronics business.

  The Company, in its continuing operations, also leases one facility in California which consists of approximately 93,000 square feet under a lease that expires in 1999 and one facility in Massachusetts, used in its discontinued communications segment, which consists of approximately 101,000 square feet under a lease that expires in 1998. The Company has options to renew these leases for various terms. Approximately 59% of the square footage is used for manufacturing, engineering, and product development, while the remainder is used for sales, marketing, and other general and administrative support.

  The Company also leases and occupies sales and technical support offices throughout the United States as well as in Europe, Mexico, Southeast Asia, and South Africa.

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

  In 1997, the Company made cash expenditures of approximately $3.3 million on environmental matters, excluding expenditures for clean-up activities at its former Bermite division. This amount was charged to reserves for environmental contingencies related to the Company's discontinued operations. In 1997, 1996 and 1995, the Company made cash expenditures for clean-up activities at its former Bermite division of $2.6 million, $4.0 million and $0.8 million, respectively.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the names, ages and positions of the current executive officers of the Registrant.

NAME                     AGE                         POSITIONS
----                     ---                         ---------
Joseph F. Alibrandi.....  69 President and Chief Executive Officer
Lynne M. O. Brickner....  45 Vice President and Secretary
John K. Otto............  43 Vice President, Chief Financial Officer and Treasurer
Eva Jonutis.............  48 Controller
Roland G. Patitz........  61 President, Whittaker Controls, Inc.
John J. Stobie..........  43 President, Safety Systems Division
Michael C. Thurk........  44 President, Xyplex, Inc. and Whittaker Communications, Inc.

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

  Mr. Otto joined Whittaker in 1983 as Whittaker's Manager of Banking and Cash. He was named Assistant Treasurer in 1986 and Treasurer in 1988. He was appointed Vice President of the Company in December 1996 and Chief Financial Officer in October 1997.

  Ms. Jonutis joined Whittaker in 1974 as a cost accountant and served as its Director of Financial Services from 1987 to 1993. She rejoined Whittaker in October 1996 and was appointed Controller in December 1996.

  Mr. Patitz joined Whittaker in 1976 as Vice President of Operations of Whittaker Controls, Inc. He was named President of Whittaker Controls, Inc. on December 1, 1997.

  Mr. Stobie joined Whittaker Controls in 1977 where he served as Materials Manager, Manufacturing Manager and Manufacturing Engineering Manager prior to his appointment in 1995 as Director of Operations of the Company's Safety Systems Division. In 1996 he was appointed Executive Vice President of Operations and on December 1, 1997, he was named President of Safety Systems.

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

  The term of office of each executive officer (except for Mr. Patitz, Mr. Stobie and Mr. Thurk, who serve at the discretion of the Board of Directors) will expire at the next annual meeting of the Board of Directors, which is scheduled to be held on April 3, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

PRINCIPAL MARKETS

  The Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. (Symbol: WKR). The Series A Participating Cumulative Preferred Stock Purchase Rights are listed on the New York Stock Exchange and the Pacific Exchange, Inc., and, at the present time, trade with the Common Stock and are not separately transferable. The Series D Participating Convertible Preferred Stock (the "Series D Preferred Stock") is not listed or traded on any exchange. See Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

COMMON STOCKHOLDERS

  As of December 31, 1997 there were 4,861 registered holders of the Common
Stock.

COMMON STOCK PRICES

  The following table sets forth the high and low sales prices of the Common Stock during Whittaker's two most recent fiscal years.

                                            QUARTER ENDED
                      ---------------------------------------------------------
                       JANUARY 31     APRIL 30       JULY 31      OCTOBER 31
                      ------------- ------------- ------------- ---------------
                       HIGH   LOW    HIGH   LOW    HIGH   LOW    HIGH     LOW
                      ------ ------ ------ ------ ------ ------ ------- -------
     1996............ 24 3/4 16 7/8 26 3/8 22 1/4 23 1/8 13 5/8 14 3/4  13 1/8
     1997............ 14 1/4 11 5/8 11 7/8  9 1/8 11 3/4 10 1/2 15 3/16 10 7/16

DIVIDENDS

  Dividends of $0.25 were last declared on each share of Series D Preferred Stock for the first two quarters of fiscal 1996 and no dividends have been declared or paid during the remainder of fiscal 1996 and fiscal 1997. No dividends have been declared on the Common Stock during the two most recent fiscal years.

  Since April 30, 1996, the Company has been prohibited from declaring or paying dividends on any of its outstanding shares by restrictions in its credit agreement with a group of lenders and its 7% convertible subordinated note. Thus, the Company has not paid or declared dividends (including any quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. In the foreseeable future, in light of the Company's current financial condition and its strategy of using earnings from operations to fund growth internally, the Company's present intention is to refrain from paying cash dividends on the Common Stock, even if the Company is otherwise able to do so under its current credit facility and its convertible subordinated note. See Note 5 and Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further description of the Company's credit facility and of the convertible subordinated note.

SALES OF UNREGISTERED SECURITIES

  During the three most recent fiscal years, the Company has issued 1,974,333 unregistered shares of common stock to Raytheon Company ("Raytheon") on April 10, 1996. Such shares were issued as partial consideration for the Company's acquisition of Xyplex, Inc. and the holders of such shares are subject to certain limitations set forth in the Stockholder's Agreement between Raytheon and the Company. The shares were issued in reliance upon Section 3(b) and 4(a) of the 1934 Act and Regulation D promulgated thereunder. A registration statement on Form S-3 covering the shares was filed by the Company on May 15, 1996 and was amended on March 10, 1997.

TRANSFER AGENT AND REGISTRAR FOR COMMON STOCK

  CHASE MELLON SHAREHOLDER SERVICES
  85 Challenger Road
  Overpeck Centre
  Ridgefield Park, New Jersey 07660

RIGHTS AGENT FOR SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK PURCHASE
RIGHTS

  MELLON BANK N.A.
  Post Office Box 444
  Pittsburgh, Pennsylvania 15230

ITEM 6. SELECTED FINANCIAL DATA.

                             WHITTAKER CORPORATION
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   1997       1996      1995     1994     1993
                                 ---------  --------  -------- -------- --------
SUMMARY OF OPERATIONS*
Sales..........................  $  95,133  $ 98,647  $ 81,298 $ 71,276 $ 55,802
Income (loss) from continuing
 operations, before accounting
 change and extraordinary item.    (32,930)    9,817     6,627    6,046    1,304
Cumulative effect of accounting
 change........................        --        --        --       --     1,512
Income (loss) from discontinued
 operations....................   (122,452)  (26,944)    1,238    4,015    4,440
Loss on disposal of
 discontinued operations.......     (4,791)      --        --       --       --
Extraordinary item.............     (3,409)      --        --       --       --
Net income (loss)..............   (163,582)  (17,127)    7,865   10,061    7,256
Earnings (loss) per share
  Continuing operations, before
   accounting change and
   extraordinary item..........      (2.95)      .93       .69      .64      .13
  Accounting change............        --        --        --       --       .16
  Discontinued operations......     (11.42)    (2.55)      .13      .42      .47
  Extraordinary item...........       (.31)      --        --       --       --
  Net income (loss)............     (14.68)    (1.62)      .82     1.06      .76
Average common and common
 equivalent shares outstanding
 (in thousands)................     11,144    10,569     9,625    9,502    9,491
OTHER DATA*
Working capital................    (76,366)  (65,731)   72,272   79,983   73,924
Total assets...................    167,442   340,448   227,137  200,981  194,508
Long-term debt.................        222       453    70,694   54,742   56,782
Stockholders' equity (deficit).    (30,723)  131,136   102,424   93,950   83,748
Current ratio..................     0.55:1    0.65:1    3.40:1   3.81:1   3.15:1
Capital additions..............      2,300     1,700     2,000    1,300      700
Stockholders of record.........      4,900     5,200     5,500    5,700    7,100

--------
* Operating results and balance sheet items reflect the segregation of continuing operations from discontinued operations. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

  During the fourth quarter of 1997, the Company decided to discontinue its Communications segment and sold its defense electronics business. These units are reflected in the results of operations as discontinued operations. The Company's continuing operations are now comprised of two operating business segments: Aerospace and the newly formed Integration Services business. These actions implemented a strategy to reduce debt and explore strategic options after the Company's evaluation of its core strengths in the aerospace industry.

  The Aerospace segment is comprised of Whittaker Controls, Inc., a wholly owned subsidiary, which designs and manufactures a broad range of fluid control devices and Whittaker Safety Systems division which designs and manufactures continuous length pneumatic fire and overheat detectors, optical flame and smoke detectors and silicon dioxide insulated coaxial and multiple conductor cable systems. The Integration Services segment is comprised of Aviant Information, Inc., a wholly owned subsidiary, which provides turnkey data networking solutions for hospitals and other enterprises.

  The discontinued operations include the Company's defense electronics business which designed and manufactured a wide range of command, control and communication systems, radar countermeasure systems and electronic combat systems and Xyplex Networks, including the operations of Whittaker Communications, Inc. ("WCI"). Xyplex Networks designs, develops and markets a comprehensive line of networking products.

 Comparison of 1997 to 1996

  Sales. The Company's sales, from continuing operations, for 1997 of $95.1 million decreased by $3.5 million (3.6%) from the sales in the prior fiscal year. The Company's Aerospace segment sales for fiscal 1997 decreased by $8.8 million (8.9%) from 1996 due to reduced sales from contracts qualifying, under the Company's current policy, for revenue recognition using the percentage of completion method and reduced sales of certain industrial products. Also negatively impacting the 1997 sales were production inefficiencies associated with the move of the fire and overheat detector operations from Concord, California to Simi Valley, California. Partially offsetting these decreases in the Aerospace segment sales were the sales generated by the Company's newly formed Integration Services business.

  Gross Margin. The Company's gross margin, from continuing operations, for 1997 as a percentage of sales was 29.2%, compared with 49.0% for 1996. The 1997 gross margin consists of Aerospace gross margin of $29.2 million partially offset by losses at the Company's newly formed Integration Services business. Aerospace segment gross margin as a percentage of sales decreased from 49.0% of sales in 1996 to 32.6% in 1997 primarily reflecting production inefficiencies associated with the move of the Concord, California operations to Simi Valley, California, lower sales volume of fluid control devices, increases in inventory valuation allowances and estimated contract losses recorded in the fourth quarter of 1997.

  Engineering and Development. Engineering and development expenses, of the Company's continuing operations, for 1997 decreased by $0.4 million from 1996. The 1997 engineering and development expenses consist of Aerospace segment expenses of $0.9 million and Integration Services segment expenses of $0.1 million.

  Selling, General and Administrative. Selling, general and administrative expenses (SG&A) of the Company's continuing operations for 1997 increased by $0.4 million from 1996. Aerospace segment SG&A expenses were $12.7 million (14.1% of sales) for 1997 compared to $16.4 million (16.6% of sales) for 1996. This decrease was primarily the result of the reduction of management incentive costs. Substantially offsetting this reduction in Aerospace segment SG&A expenses were $3.5 million of expenses related to the Integration Services segment.

  Interest. Interest expense increased to $18.3 million in 1997 from $10.9 million in 1996 primarily as a result of higher interest rates. Interest income decreased in 1997 by $5.8 million from 1996 which included interest income received in 1996 associated with federal income tax refunds for prior years.

  Assets Held for Sale or Development. In connection with ongoing discussions with potential developers the Company, in 1997, wrote down the carrying value of a 996 acre land parcel held for sale or development by $15.7 million to its estimated fair value.

  Income Taxes. In compliance with FASB 109, the Company has established a full valuation allowance against its current potential carry forward benefits. The Company will continue to offset income tax benefits with a valuation allowance until such time as its pretax profits would allow for the elimination of these allowances. In the fourth quarter of 1997, the Company recorded a $4.2 million tax benefit for continuing operations representing loss carry-back benefits and the reversal of prior year overaccruals of tax liabilities.

  Sales from discontinued operations for 1997 decreased by $23.4 million or 19.0% from 1996. Sales from the discontinued defense electronics business decreased by $15.5 million from $31.7 million in 1996 to $16.2 million in 1997. Sales from the discontinued Communications segment decreased by $7.9 million from $91.5 million in 1996 to $83.6 million in 1997.

  Gross margin from discontinued operations decreased by $6.8 million from $42.9 million in 1996 to $36.1 million in 1997. The defense electronics business gross margin increased slightly from $0.3 million in 1996 to $0.7 million in 1997. This increase reflected the absence, in 1997, of inventory write-offs and contract cost growth included in 1996 results, substantially offset by the effects of reduced sales volume. The discontinued Communications segment gross margin was $35.4 million for 1997 compared to $42.6 million in 1996. This decrease reflected primarily the effects of reduced sales volume.

  The discontinued operations results for 1997 include a goodwill and other intangibles impairment charge of $30.2 million to reflect the significant deterioration in the Communications segment revenues and the reduced amortization periods for certain goodwill and other intangibles, and a restructuring charge of $5.3 million. In connection with the decision to discontinue the Communications segment, the Company, in the fourth quarter of 1997, wrote down the assets of this segment by $55.7 million to their estimated net realizable value. The results of operations of the discontinued operations include tax benefits of $2.6 million representing loss carry-back benefits and the reversal of prior year overaccruals of tax liabilities.

  The loss on disposal of discontinued operations is net of income tax benefits of $0.3 million and includes estimated operating losses of the Communications segment until the estimated disposal date. The loss on disposal of discontinued operations may be adjusted in future periods depending on the accuracy of these estimates.

  Extraordinary Item. The significant increase in the interest rate at which the Company can borrow under the terms of its credit agreement represents a substantial modification to that credit agreement. Accordingly, the Company recorded a charge of $3.4 million (net of $0.2 million of taxes) representing the write-off of the unamortized portion of debt issuance costs incurred in connection with obtaining that credit agreement.

 Comparison of 1996 to 1995

  Sales. The Company's continuing operations for 1996 consisted solely of the Aerospace segment. Sales of continuing operations were $98.6 million compared to $81.3 million in 1995 primarily reflecting increased sales of aircraft and pneumatic controls devices.

  Gross Margin. The Company's gross margin, from continuing operations for 1996 as a percentage of sales was 49.0%, compared with 47.0% for 1995. Gross margin for 1996 was $48.3 million compared to $38.2 million in 1995. This increase was attributable to increased margins and improved manufacturing yields on commercial aircraft after market and industrial product lines. Partially offsetting this increase was pension income of $0.6 included in the 1995 gross margin.

  Engineering and Development. Engineering and development expenses of the Company's continuing operations for 1996 increased by $0.5 million from $0.9 million in 1995 to $1.4 million in 1996.

  Selling, General and Administrative. Selling, general and administrative expenses (SG&A) of the Company's continuing operations for 1996 increased by $5.5 million from 1995. This increase was primarily the result of increased management incentive costs and legal expenses in 1996 and the inclusion in 1995 of a recovery related to the Company's insurance claim for damage from the 1994 Northridge, California earthquake and increased pension income.

  Interest. Interest expense increased to $11.0 million in 1996 from $5.9 million in 1995 primarily as a result of higher interest rates and the incremental debt related to an acquisition made in 1995. Interest income increased by $5.7 million from 1995 as a result of interest income received in 1996 associated with federal income tax refunds for prior years.

  Sales from discontinued operations for 1996 increased by $45.0 million or 57.6% from 1995. Sales from the discontinued defense electronics unit decreased by $12.1 million from $43.8 million in 1995 to $31.7 million in 1996. Sales from the discontinued Communications segment increased by $57.2 million from $34.3 million in 1995 to $91.5 million in 1996 reflecting the acquisition of Xyplex Inc. in April of 1996.

  Gross margin from discontinued operations increased by $11.5 million from $31.3 million in 1995 to $42.8 million in 1996. This increase reflected the acquisition of Xyplex Inc. in 1996 partially offset by lower margins associated with lower sales of defense electronics products and favorable settlements included in the 1995 gross margin related to insurance and contract claims and higher pension income in 1995.

  Engineering and development expenses for the discontinued operations increased from $6.8 million in 1995 to $18.6 million in 1996. This increase is attributable to the acquisition of Xyplex, Inc. in April of 1996 and the inclusion of WCI for a full year in 1996. Selling, general and administrative expenses for the discontinued operations were $53.5 million in 1996 compared to $18.8 million in 1995. This increase was primarily attributable to the acquisition of Xyplex in 1996 and the inclusion of WCI for a full year in 1996. Amortization expense included in Communications segment SG&A expenses for 1996 was $6.9 million compared to $1.0 million in 1995.

  The discontinued operations results for 1996 include the write-off of acquired in-process research and development of $11.7 million compared to a write-off of $3.3 million in 1995. During 1996 the Company's discontinued defense electronics business incurred restructuring costs of $0.8 million and the discontinued Communications segment incurred restructuring costs of $1.6 million.

 General

  In fiscal 1997, 1996 and 1995, approximately 18%, 27%, and 28%, respectively, of the Company's continuing operations sales were directly or indirectly attributable to the United States Government. Substantially all of these sales relate to the Aerospace segment. Companies engaged in supplying military equipment to the United States Government are subject to competition, changes in the continuing availability of Congressional appropriations, changes in contract timing and scheduling, complexity of designs and the potential for obsolescence, and other changes which may result from world events. A loss of Government business, although not anticipated by the Company, could have a material adverse effect on the Company's operations.

FINANCIAL CONDITION AND LIQUIDITY

  On April 10, 1996, in conjunction with the purchase of Xyplex, Inc., the Company amended and increased its bank credit facility and borrowed an additional $76.5 million under such facility. At that time the amended credit agreement consisted of an $85.0 million revolving credit facility with a five-year term and an $85.0 million term loan repayable in quarterly installments over five years. The cash payment to Raytheon Company for the purchase of Xyplex, Inc. on April 10, 1996 was $67.3 million.

  At October 31, 1997, the Company's debt totaled $129.6 million, which consisted of $79.9 million of loans under the revolving credit facility, $34.0 million under the term loan, $15.0 million of convertible subordinated debt, and $0.7 million of other debt. In addition, there were $2.9 million of letters of credit outstanding under the revolving credit facility. Since July 31, 1996, the Company has not been in compliance with one or more of the four financial ratio covenants in its credit agreement and, at October 31, 1997, the Company was not in compliance with any such covenants. The Company has obtained successive waivers of these defaults. A waiver agreement dated as of July 31, 1997 required the Company to make, in addition to previously scheduled principal payments, principal payments on the term loan by September 30, 1997, in an aggregate amount of not less than $20 million and to pay a fee on November 3, 1997 of $1.8 million. In addition, the waiver permitted the Company to retain fifty percent of the net cash proceeds from certain asset sales which previously would have been used to repay the term loan. A waiver dated December 31, 1997, waived the defaults up to but not including January 31, 1998. Under the terms of this latest waiver, the interest rate on loans outstanding under the credit agreement is equal to the agent bank's prime rate plus 4.25%. There is no assurance that in future periods, the Company will be in compliance with any of the financial covenants contained in its credit agreement, or that, after expiration of the current waiver on January 31, 1998, additional waivers of the financial covenants will be obtained and, if obtained, that any such waivers would contain terms which would be as favorable to the Company as, or would materially differ from, waivers granted in the past. Consequently, bank debt in the amount of $105.3 million, which otherwise would have been classified as noncurrent, has been classified as current. Furthermore, acceleration of the debt under the credit agreement by the bank lending group upon the Company's failure, after January 31, 1998, to comply with any of the financial ratio covenants would be an event of default under the Company's $15 million 7% convertible subordinated note. Because of this possible cross-default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt. At October 31, 1997, the Company had unused and available credit of $0.2 million under its revolving credit facility.

  The Company believes that its existing cash and available credit under its revolving credit facility will be adequate to meet future operating cash needs through the waiver period. Thereafter, the Company may need additional financing to meet its operating cash needs. However, there can be no assurance that the Company will be able to obtain such additional financing.

  Debt as a percent of total capitalization (stockholders' equity plus debt) was 131.1% at October 31, 1997, compared with 55.3% at October 31, 1996. The current ratio at October 31, 1997 was 0.55, compared with 0.65 at October 31, 1996, while working capital was ($76.4) million at October 31, 1997, compared with ($65.7) million at October 31, 1996. Excluding the debt reclassifications discussed above, the current ratio would have been 1.88 and working capital would have been $44.0 million at October 31, 1997 and at October 31, 1996 the current ratio and working capital would have been 3.31 and $85.3 million.

  Cash flow provided by continuing operations in 1997 was $5.5 million, compared to $2.9 million in 1996. The $2.6 million increase from 1996 to 1997 was due primarily to significant non-cash charges incurred in 1997 totalling $19.3 million, greater increases in accounts payable and accrued liabilities in 1997 compared to 1996 totalling $11.6 million and greater reductions in accounts receivable, inventories and prepaids and deferred and recoverable income taxes in 1997 compared to 1996 totalling $17.4 million. Substantially offsetting these was the net loss in 1997 of $36.3 million compared to net income of $9.8 million in 1996.

  Capital expenditures of continuing operations during 1997 were $2.3 million, compared to $1.7 million in 1996. At October 31, 1997, there were approximately $0.7 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the various facilities of the Company's continuing operations. Funds for these and other capital expenditures are expected to be provided from operations and advances under the credit agreement. Capital expenditure amounts are a component of one of the financial ratio covenants contained in the Company's credit agreement.

  The Company has been evaluating the most advantageous means to realize the value of its 996-acre parcel of land, located in the City of Santa Clarita, California. Since 1986, the Company has undertaken the environmental remediation of this property and related cash expenditures during 1997 totalled $2.6 million. During the fourth quarter of 1997, in connection with its strategy to reduce debt, the Company decided to sell this land and thus recorded a non-cash write-down of $15.7 million to state this asset at its estimated fair value. Financial Accounting Standards Board Statement No. 121 ("FAS 121") requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Under the standard, when an impairment write-down is required, the related assets are adjusted to their estimated fair value. For purposes of FAS 121, fair value has been determined to be the amount a willing buyer would pay a willing seller for such assets in a current transaction that is other than a forced or liquidation sale.

  The estimation process involved in determining if assets have been impaired and in determining fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. In determining fair value the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers and developers as well as estimates of the total cost of environmental remediation.

  On February 26, 1997, the Company concluded the sale and leaseback of its Simi Valley facilities. The net proceeds of $17.4 million from the sale were used to prepay term debt under the Company's credit agreement. The lease term covers the fifteen year period ending February 28, 2012 and calls for rent escalations of 6% every three years beginning with the fourth year.

  On September 30, 1997, the Company sold its defense electronics unit and the net proceeds of $18.4 million from the sale were used to prepay term debt under the Company's credit agreement.

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

 Impact of Year 2000

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or send invoices, or could result in liability arising from such product failures.

  Based on a recent assessment, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

  The Company will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company is not able at this time to estimate the cost of the Year 2000 project or its anticipated completion date and therefore is unable to determine whether or not the Year 2000 Issue will have a material impact on future financial results.

 Subsequent Event

  On January 19, 1998, the Company entered into a definitive agreement to sell all of the common stock of its wholly-owned subsidiary, Whittaker Xyplex, Inc., the parent company of Xyplex, Inc., to MRV Communications, Inc., for $35 million in cash plus warrants to purchase up to 500,000 shares of common stock of MRV Communications, Inc. The sale is subject to customary closing conditions, including Hart-Scott-Rodino Act clearance.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Whittaker Corporation

  We have audited the accompanying consolidated balance sheets of Whittaker Corporation as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whittaker Corporation at October 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
December 12, 1997

                             WHITTAKER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      FOR THE YEARS ENDED
                                                          OCTOBER 31,
                                                   ----------------------------
                                                     1997       1996     1995
                                                   ---------  --------  -------
                                                              RESTATED--NOTE 2
                                                     (DOLLARS IN THOUSANDS
                                                           EXCEPT FOR
                                                       PER SHARE AMOUNTS)
Sales............................................. $  95,133  $ 98,647  $81,298
Costs and expenses
  Cost of sales...................................    67,308    50,355   43,095
  Engineering and development.....................       965     1,398      925
  Selling, general and administrative.............    26,982    26,618   21,153
  Restructuring costs.............................       --        200      --
                                                   ---------  --------  -------
Operating income (loss)...........................      (122)   20,076   16,125
Interest expense..................................    18,299    10,937    5,897
Interest income...................................      (456)   (6,295)    (556)
Write-down of asset held for sale or development..    15,677       --       --
Other expense.....................................     3,495       684      169
                                                   ---------  --------  -------
Income (loss) from continuing operations before
 extraordinary item and provision for taxes.......   (37,137)   14,750   10,615
Provision (benefit) for taxes (Note 7)............    (4,207)    4,933    3,988
                                                   ---------  --------  -------
Income (loss) from continuing operations before
 extraordinary item...............................   (32,930)    9,817    6,627
Discontinued operations (Note 2)
  Income (loss) from discontinued operations......  (122,452)  (26,944)   1,238
  Loss on disposal of discontinued operations.....    (4,791)      --       --
Extraordinary item, less income tax benefit of
 $224 (Note 14)...................................    (3,409)      --       --
                                                   ---------  --------  -------
Net income (loss)................................. $(163,582) $(17,127) $ 7,865
                                                   =========  ========  =======
Earnings (loss) per share
  Continuing operations........................... $   (2.95) $    .93  $   .69
  Discontinued operations
    Income (loss) from discontinued operations....    (10.99)    (2.55)     .13
    Loss on disposal of discontinued operations...      (.43)      --       --
Extraordinary item................................      (.31)      --       --
                                                   ---------  --------  -------
Net income (loss)................................. $  (14.68) $  (1.62) $   .82
                                                   =========  ========  =======


        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              AT OCTOBER 31,
                                                            --------------------
                                                              1997       1996
                                                            --------  ----------
                                                                      RESTATED--
                                                                        NOTE 2
                                                                (DOLLARS IN
                                                                THOUSANDS)
CURRENT ASSETS
Cash....................................................... $  6,366   $  1,566
Receivables................................................   27,337     33,252
Inventories................................................   37,032     31,225
Prepaids and other current assets..........................      914        728
Income taxes recoverable...................................    3,238      5,443
Deferred income taxes......................................   11,244      8,079
Net current assets of discontinued units...................    7,766     41,834
                                                            --------   --------
  Total Current Assets.....................................   93,897    122,127
                                                            --------   --------
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements.................................      299      2,518
Buildings and improvements.................................    8,355     13,224
Equipment..................................................   22,343     20,204
Construction in progress...................................      384        891
                                                            --------   --------
                                                              31,381     36,837
Less accumulated depreciation and amortization.............  (21,550)   (19,323)
                                                            --------   --------
                                                               9,831     17,514
                                                            --------   --------
OTHER ASSETS
Goodwill, net of amortization..............................   14,032     14,387
Other intangible assets, net of amortization...............    1,119      1,362
Notes and other noncurrent receivables.....................    3,443      2,898
Other noncurrent assets....................................    7,672     11,327
Assets held for sale or development........................   15,214     31,129
Net noncurrent assets of discontinued units................   22,234    139,704
                                                            --------   --------
                                                              63,714    200,807
                                                            --------   --------
                                                            $167,442   $340,448
                                                            ========   ========


        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                              AT OCTOBER 31,
                                                           ---------------------
                                                             1997        1996
                                                           ---------  ----------
                                                                      RESTATED--
                                                                        NOTE 2
                                                               (DOLLARS IN
                                                                THOUSANDS)
CURRENT LIABILITIES
Current maturities of long-term debt.....................  $ 129,353   $161,482
Accounts payable.........................................      9,579      7,225
Accrued liabilities......................................     31,331     19,151
                                                           ---------   --------
  Total Current Liabilities..............................    170,263    187,858
                                                           ---------   --------
OTHER LIABILITIES
Long-term debt...........................................        222        453
Other noncurrent liabilities.............................     12,603     12,019
Deferred income taxes....................................     15,077      8,982
                                                           ---------   --------
  Total Other Liabilities................................     27,902     21,454
                                                           ---------   --------
Commitments and contingencies (Notes 3, 9, and 10)
STOCKHOLDERS' EQUITY
Capital Stock:
  Preferred Stock, par value $1 per share, authorized
   5,000,000 shares--
  $5.00 Cumulative Convertible Preferred Stock, none
   outstanding at October 31, 1997 and October 31, 1996..        --         --
  Series D Participating Convertible Preferred Stock,
   outstanding 577.18 shares at October 31, 1997 and
   October 31, 1996......................................          1          1
  Common Stock, authorized 40,000,000 shares--
  Par value, $.01 per share, outstanding 11,204,658
   shares at October 31, 1997 and 11,029,155 shares at
   October 31, 1996......................................        112        110
Additional paid-in capital...............................     72,041     70,321
Retained earnings (deficit)..............................   (102,877)    60,704
                                                           ---------   --------
  Total Stockholders' Equity (deficit)...................    (30,723)   131,136
                                                           ---------   --------
                                                           $ 167,442   $340,448
                                                           =========   ========

        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE YEARS ENDED
                                                          OCTOBER 31,
                                                 -----------------------------
                                                   1997       1996      1995
                                                 ---------  --------  --------
                                                            RESTATED--NOTE 2
                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Continuing Operations
 Net income (loss).............................. $ (36,339) $  9,817  $  6,627
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operations:
   Depreciation and amortization................     2,841     2,629     2,385
   Net periodic pension (income) expense........       208       (63)   (1,119)
   Income taxes recoverable.....................     2,205    (3,991)   (1,386)
   Deferred taxes...............................     2,930     1,108       784
   Impairment charge............................    15,677        --        --
   Extraordinary loss...........................     3,633        --        --
   Changes in operating assets and liabilities:
     Receivables................................     5,785    (2,677)      174
     Inventories and prepaid expenses...........    (5,993)   (6,881)    2,116
     Accounts payable and other liabilities.....    14,534     2,973      (351)
                                                 ---------  --------  --------
 Total from continuing operations...............     5,481     2,915     9,230
                                                 ---------  --------  --------
Discontinued Operations
 Net income (loss)..............................  (127,243)  (26,944)    1,238
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operations:
   Depreciation and amortization................    20,869    16,010     5,680
   Intangible asset impairment charge and other
    write-offs..................................    90,376       --        --
   Net periodic pension (income) expense........       381      (142)   (1,601)
   Acquired in-process research and development.       --     11,700     3,250
   Deferred taxes...............................    (4,736)   (8,291)    2,115
   Changes in operating assets and liabilities..    19,043     5,181       844
                                                 ---------  --------  --------
 Total from discontinued operations.............    (1,310)   (2,486)   11,526
                                                 ---------  --------  --------
Net cash provided by operating activities.......     4,171       429    20,756
                                                 ---------  --------  --------
INVESTING ACTIVITIES
Continuing Operations
 Sale of property, plant and equipment..........    15,029       --        --
 Purchase of property, plant and equipment......    (2,320)   (1,661)   (2,005)
 Collections of notes receivable................      (415)    1,724     1,147
 (Increase) decrease in assets held for sale or
  development...................................       238    (4,014)   (1,626)
 Contingent payments on purchased business......       --     (1,839)      --
 Other items, net...............................     1,257     1,886     4,356
                                                 ---------  --------  --------
 Total from continuing operations...............    13,789    (3,904)    1,872
                                                 ---------  --------  --------
Discontinued Operations
 Net proceeds (expenditures) relating to
  discontinued operations.......................    17,476   (72,474)  (41,371)
                                                 ---------  --------  --------
Net cash provided (used) by investing
 activities.....................................    31,265   (76,378)  (39,499)
                                                 ---------  --------  --------
FINANCING ACTIVITIES
Issuance of convertible subordinated debt.......       --        --     15,000
Issuance of other debt..........................       --     84,800    56,960
Reduction of debt...............................   (32,360)      --    (55,500)
Reduction (increase) in deferred debt costs.....         4    (3,281)     (808)
Dividends paid..................................       --         (1)       (4)
Purchases of common stock.......................       --     (6,472)   (1,094)
Proceeds from shares issued under stock option
 plans..........................................     1,720     2,308       843
                                                 ---------  --------  --------
Net cash provided (used) by financing
 activities.....................................  (30,636)    77,354    15,397
                                                 ---------  --------  --------
Net increase (decrease) in cash.................     4,800     1,405    (3,346)
Cash at beginning of year.......................     1,566       161     3,507
                                                 ---------  --------  --------
Cash at end of year............................. $   6,366  $  1,566  $    161
                                                 =========  ========  ========
Supplemental disclosure of cash flow
 information:
Cash paid during the year for:
 Interest....................................... $  18,080  $  9,792  $  5,079
                                                 =========  ========  ========
 Income taxes................................... $     433  $    280  $  1,424
                                                 =========  ========  ========

        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1997
                                 (IN THOUSANDS)

                          PREFERRED STOCK      COMMON STOCK   ADDITIONAL
                          -------------------  --------------  PAID-IN   RETAINED
                          $5.00     SERIES D   SHARES  AMOUNT  CAPITAL   EARNINGS     TOTAL
                          -------   ---------  ------  ------ ---------- ---------  ---------
BALANCE AT NOVEMBER 1,
 1994...................   $     2    $     1   8,486   $ 85   $17,787   $  76,075  $  93,950
Net income..............        --         --     --     --        --        7,865      7,865
Cash dividends--
 preferred stock........        --         --     --     --        --           (4)        (4)
Conversion of preferred
 stock..................        (2)        --       4    --         (7)        --          (9)
Shares issued under
 stock option plans.....        --         --     154      1       842         --         843
Purchases of common
 stock..................        --         --     (55)   --       (225)       (860)    (1,085)
Income tax benefits from
 stock options
 exercised..............        --         --     --     --        864         --         864
                           -------    -------  ------   ----   -------   ---------  ---------
BALANCE AT OCTOBER 31,
 1995...................        --          1   8,589     86    19,261      83,076    102,424
Net loss................        --         --     --     --        --      (17,127)   (17,127)
Cash dividends--
 preferred stock........        --         --     --     --        --           (1)        (1)
Conversion of preferred
 stock..................        --         --     104      1       --           (1)       --
Shares issued under
 stock option plans.....        --         --     660      6     2,213         --       2,219
Shares reacquired.......        --         --    (298)    (3)   (1,226)     (5,243)    (6,472)
Shares issued on
 acquisition of
 business...............        --         --   1,974     20    49,984         --      50,004
Income tax benefits from
 stock options
 exercised..............        --         --     --     --         89         --          89
                           -------    -------  ------   ----   -------   ---------  ---------
BALANCE AT OCTOBER 31,
 1996...................        --          1  11,029    110    70,321      60,704    131,136
Net loss................        --         --     --     --        --     (163,582)  (163,582)
Shares issued under
 stock option plans.....        --         --     176      2     1,238         --       1,240
Income tax benefits from
 stock options
 exercised..............        --         --     --     --        482         --         482
Translation adjustment..        --         --     --     --        --            1          1
                           -------    -------  ------   ----   -------   ---------  ---------
BALANCE AT OCTOBER 31,
 1997...................   $    --    $     1  11,205   $112   $72,041   $(102,877) $ (30,723)
                           =======    =======  ======   ====   =======   =========  =========


        The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) Basis of Presentation: As discussed in Note 5, the Company has not been in compliance with one or more financial ratio covenants in its credit agreement with its lending group since July 31, 1996. The Company has obtained a waiver of such defaults up to but not including January 31, 1998 and anticipates receiving an additional waiver prior to that date. The Company has adopted a plan to sell its non-core Communications business (see Note 2) and a parcel of land in Santa Clarita, California (see Note 3), the net proceeds of which will be used to repay debt. Management believes that it has current financing in place in order to meet the Company's obligations as they come due through October 31, 1998.

  (B) Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles may require management to make certain estimates and assumptions that could affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include, among other things, future costs to complete long-term contracts, valuation of slow moving or obsolete inventories, and amounts of estimated liabilities for contingent losses and future costs of litigation. Actual costs could differ from these estimates.

  (C) Inventories: Inventories are stated at the lower of cost or market. Cost has been determined principally on the first-in, first-out (FIFO) method. Certain of the Company's inventories relate to long-term programs and may require more than one year to be realized. Inventories consisted of the following:

                                                                  OCTOBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
     Parts and materials......................................  $19,620 $19,779
     Work in process..........................................   15,595  10,012
     Finished goods...........................................    1,817   1,629
     Unliquidated progress billings...........................      --     (195)
                                                                ------- -------
                                                                $37,032 $31,225
                                                                ======= =======

  (D) Intangibles: Goodwill is amortized using the straight-line method over 40 years. Other intangible assets principally relate to acquired intangibles and include patents, technology, and software. Amortization is recorded on a straight-line basis, generally over periods ranging from 5 to 15 years.

  Accumulated amortization of goodwill and of other intangible assets at October 31, 1997 amounted to $1.5 million and $2.9 million, respectively, and at October 31, 1996 amounted to $1.1 million and $2.6 million, respectively.

  (E) Property and Depreciation: Property, plant and equipment is recorded at cost. Depreciation is computed principally by use of the straight-line method based upon the estimated useful lives of such assets, ranging from four to thirty years. Depreciation of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the leases. During 1997, 1996 and 1995 depreciation of $2.2 million, $1.8 million, and $1.6 million, respectively, was charged to expense.

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

  (H) Earnings (Loss) Per Share: Earnings (loss) per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the periods, after deducting from 1995 net income the dividend requirements on the $5.00 Cumulative Convertible Preferred Stock. Common stock equivalents include Series D Participating Convertible Preferred Stock, on an if converted method and dilutive employee stock options, calculated using the treasury stock method. Common equivalent shares have been excluded from the 1997 calculation as antidilutive. The statements of income for prior periods have been restated to segregate continuing and discontinued operations. This restatement resulted in a reduction to previously reported net loss per share for 1996 of $0.08. There was no effect on the previously reported net income per share for 1995.

  Fully diluted earnings (loss) per share include the additional potential dilutive effect of employee stock options. The inclusion of additional shares assuming the conversion of the convertible subordinated debt would have been antidilutive. Fully diluted earnings (loss) per share are not presented because the calculations result in dilution of less than 3%.

  (I) Reclassification: Certain previously reported amounts have been reclassified to conform to the current period presentation.

  (J) Impairment of Long-Lived Assets: When indicators of impairment of long-lived assets used in operations or long-lived assets to be disposed of, other than long-lived assets of discontinued operations, are present and, the undiscounted future cash flows estimated to be generated by those assets is less than the carrying value of such assets, an impairment loss would be recorded by the Company.

  (K) New Accounting Standards: In October 1996, the Accounting Standards Executive Committee issued SOP 96-1 "Environmental Remediation Liabilities." The Company is not required to adopt this standard until fiscal 1998, however, the Company has elected to adopt this new standard in the current fiscal year. As a result primarily of the activities of its discontinued operations, the Company is a potentially responsible party in a number of actions under the Comprehensive Environmental Response Compensation and Liability Act of 1980. The Company is also a potentially responsible party in a number of actions brought under similar state laws. The Company has provided for its aggregate, estimated liability for contingencies, including the remediation costs related to these federal and state actions, in compliance with Financial Accounting Standards Board ("FASB") Statement No. 5. SOP 96-1 gives guidance on the recognition and measurement of environmental remediation liabilities. In addition to the incremental direct costs of the remediation efforts, the SOP requires the accrual of costs of compensation and benefits for employees that are expected to devote a significant amount of time to the remediation efforts. These accruals are adjusted as further information develops or circumstances change. The total remediation costs for the sites associated with these federal and state actions is estimated to be $4.6 million. As of October 31, 1997, all of these estimated costs have been accrued and are reflected in accrued liabilities and, in the case of those costs to be incurred beyond one year, other noncurrent liabilities in the Consolidated Balance Sheet of the Company. The Company, at this time, does not anticipate any additional significant costs, beyond those already recognized, will be incurred in the remediation efforts for these sites. Costs of future expenditures for environmental remediation efforts are not discounted to their present value.

                             WHITTAKER CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  In February of 1997 the FASB issued FAS No. 128, "Earnings per Share," effective for the 1998 fiscal year. FAS No. 128 establishes new standards for computing and reporting earnings per share. Under the new guidelines the Company's basic and diluted net earnings (loss) per share would have been:

                                                           1997     1996   1995
                                                          -------  ------  -----
       Basic............................................. $(14.68) $(1.70) $0.92
       Diluted........................................... $(14.68) $(1.70) $0.82

  The Company will adopt FAS No. 128 in the first quarter of fiscal 1998.

  In June of 1997 the FASB issued FAS No. 130, "Reporting Comprehensive Income," effective for the 1999 fiscal year. FAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in the equity of a business enterprise during a period from transactions and other events from nonowner sources. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

  In June of 1997 the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for the 1999 fiscal year. FAS No. 131 requires the reporting of certain information about operating segments of a business enterprise and replaces FAS No. 14. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

NOTE 2. DISCONTINUED OPERATIONS

  During the fourth quarter of 1997, the Company, in connection with its strategy to reduce debt and explore strategic options, sold its defense electronics unit and discontinued its Communications segment. Accordingly, the Company's continuing operations are now comprised of two operating segments:
Aerospace and Integration Services. Integration Services had previously been included, since its formation in the second quarter of 1997, within the Communications segment. Previously reported financial statements have been restated to reflect the discontinuance of these businesses.

  The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from the continuing operations.

  Operating results of the discontinued operations were as follows:


                                                       FOR THE YEARS ENDED
                                                           OCTOBER 31,
                                                    ----------------------------
                                                      1997       1996     1995
                                                    ---------  --------  -------
     Sales......................................... $  99,818  $123,230  $78,181
     Costs and expenses............................   224,926   164,196   75,740
                                                    ---------  --------  -------
     Income (loss) before taxes....................  (125,108)  (40,966)   2,411
     Tax provision (benefit).......................    (2,656)  (14,022)   1,173
                                                    ---------  --------  -------
     Income (loss) from discontinued operations.... $(122,452) $(26,944) $ 1,238
                                                    =========  ========  =======

                             WHITTAKER CORPORATION

NOTE 2. DISCONTINUED OPERATIONS--(CONTINUED)

  Net assets of the discontinued businesses at October 31, 1997 and October 31, 1996 were as follows:

                                                                 OCTOBER 31,
                                                               ----------------
                                                                1997     1996
                                                               ------- --------
     Current assets........................................... $24,034 $ 67,308
     Current liabilities......................................  16,268   25,474
                                                               ------- --------
       Net current assets.....................................   7,766   41,834
                                                               ------- --------
     Property, plant and equipment............................   5,137   25,852
     Other noncurrent assets..................................  22,400  127,414
     Deferred taxes...........................................   5,303   13,562
                                                               ------- --------
       Net noncurrent assets..................................  22,234  139,704
                                                               ------- --------
       Net assets............................................. $30,000 $181,538
                                                               ======= ========

  The 1997 discontinued operations loss before taxes includes a fourth quarter charge of $55.7 million for the write-down of the net assets of Xyplex, Inc. to their estimated net realizable value. Also included in the 1997 loss is a goodwill and other intangibles impairment charge of $30.2 million and restructuring costs of $5.3 million. The 1996 discontinued operations loss before taxes includes the write-off of acquired in-process research and development of $11.7 million.

  The 1997 loss on disposal of discontinued operations of $4.8 million is net of tax benefits of $0.3 million and reflects proceeds realized from the disposition of discontinued operations of $18.9 million. Of these proceeds, $18.4 million was used to reduce the Company's bank debt. The loss on disposal reflects provisions for accrued liabilities for retained obligations arising directly as a result of the decision to dispose of these operations and the estimated future results of operations of such businesses through the date of disposition. The loss on disposal reported in 1997 may be adjusted in future periods depending on the accuracy of these estimates.

NOTE 3. ASSETS HELD FOR SALE OR DEVELOPMENT

  Assets held for sale or development at October 31, 1997 and October 31, 1996, include $15.0 million and $29.1 million, respectively, of land formerly used by a discontinued technology unit. The land is located in the City of Santa Clarita, California.

  During the fourth quarter of 1997, in connection with its strategy to reduce debt, the Company decided to sell this land and thus recorded a non-cash write-down of $15.7 million dollars to reflect this asset at its estimated fair value. Financial Accounting Standards Board Statement No. 121 ("FAS 121") requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Under the standard, when an impairment write down is required, the related assets are adjusted to their estimated fair value. For purposes of FAS 121, fair value has been determined to be the amount a willing buyer would pay a willing seller for such assets in a current transaction that is other than a forced or liquidation sale.

  The cost of environmental remediation of this property is estimated to be approximately $14.0 million and includes grading of the land, direct clean-up costs and legal costs. All of these costs have been considered in estimating the fair value of this asset at October 31, 1997. The Company, at this time, does not anticipate any significant additional costs, above those already recognized, will be incurred for the remediation efforts of this land.

                             WHITTAKER CORPORATION

NOTE 3. ASSETS HELD FOR SALE OR DEVELOPMENT--(CONTINUED)

  The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. In determining fair value the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers and developers as well as estimates of the total cost of environmental remediation.

NOTE 4. RECEIVABLES

                                                                 OCTOBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
     Trade accounts receivable--billed........................ $25,366  $18,085
     Trade accounts receivable--unbilled......................     960   12,000
     Other receivables........................................   2,672    3,631
     Allowance for doubtful accounts..........................  (1,661)    (464)
                                                               -------  -------
     Total receivables........................................ $27,337  $33,252
                                                               =======  =======

  Unbilled receivables represent recoverable costs and accrued profits, not billable to customers at the balance sheet date, which are generally billable upon product delivery and acceptance and/or completion of milestones. All amounts are reduced by appropriate progress billings. Amounts representing retainages under contracts are not material. Claims subject to further negotiations and which may not be collected within one year are not significant at October 31, 1997.

NOTE 5. LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                         OCTOBER 31,
                                             -----------------------------------
                                                   1997              1996
                                             ----------------- -----------------
                                                       (IN THOUSANDS)
                                                      INTEREST          INTEREST
                                              AMOUNT    RATE    AMOUNT    RATE
                                             -------- -------- -------- --------
Borrowings under revolving credit
 facility..................................  $ 79,936   12.5%  $ 65,000   8.6%
Borrowings under term loan.................    34,016   12.5%    81,000   8.6%
Other note, payable semiannually to 1999,
 with interest at the lesser of 10% or 65%
 of prime..................................       259    5.5%       459   5.4%
7% convertible subordinated note due May 1,
 2005 (Note 2).............................    15,000    7.0%    15,000   7.0%
Capitalized lease obligations payable in
 varying monthly or quarterly installments
 through 1999, with interest rates ranging
 to 9.67% (Note 9).........................       364    8.7%       476   8.0%
                                             --------          --------
                                             $129,575          $161,935
Less current maturities....................   129,353           161,482
                                             --------          --------
                                             $    222          $    453
                                             ========          ========

                             WHITTAKER CORPORATION

NOTE 5. LONG-TERM DEBT--(CONTINUED)

  Maturities of long-term debt are as follows for the periods stated:

       YEAR ENDING
        OCTOBER 31
       -----------                                                (IN THOUSANDS)
        1998.....................................................    $129,353
        1999.....................................................         162
        2000.....................................................          60
        2001.....................................................         --
        2002.....................................................         --


  On April 10, 1996, the Company increased the amount of its bank credit facility to $170.0 million. At October 31, 1997, the credit facility consisted of an $85.0 million revolving credit facility that expires in April 2001, of which the Company was permitted to utilize $83.0 million and a $34.0 million term loan payable in quarterly installments until 2001. At the end of fiscal 1997, the interest rate on loans outstanding under the credit agreement was equal to the agent bank's prime rate plus 4.0% with interest payable monthly. At that time, the Company was obligated to pay letter of credit fees which ranged between 4.625% per annum and 5.125% per annum on the aggregate amount of outstanding letters of credit, and commitment fees on the unused amount of the revolving credit facility. Additional borrowings under the credit facility will be used to fund future working capital and other corporate requirements. At October 31, 1997, the Company had $2.9 million of letters of credit outstanding and unused and available credit of $0.2 million under its revolving credit facility.

  The Company's obligations under the credit agreement are secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The agreement includes four financial ratio covenants with respect to financial leverage, cash flow, and net worth. Since July 31, 1996, the Company has not been in compliance with one or more of the four financial ratio covenants and at October 31, 1997 the Company was not in compliance with any of such covenants. A waiver dated as of July 31, 1997 required the Company to make, in addition to previously scheduled principal payments, principal payments on the term loan by September 30, 1997, in an aggregate amount of not less than $20 million and to pay a fee on November 3, 1997 of $1.8 million. In addition, the waiver permitted the Company to retain fifty percent of the net cash proceeds from certain asset sales which previously would have been used to repay the term loan. A waiver dated December 31, 1997 waives the defaults up to but not including January 31, 1998. Under the terms of this latest waiver, the interest rate on loans outstanding under the credit agreement is equal to the agent bank's prime rate plus 4.25%.

  There can be no assurance that in future periods the Company will be in compliance with any of the financial ratio covenants contained in its credit agreement, or that, after expiration of the latest waiver on January 31, 1998, additional waivers of the financial covenants will be obtained. There can be no assurance that any future waivers would contain terms which would be as favorable to the Company as, or would materially differ from, waivers granted in the past. Consequently, bank debt in the amount of $105.3 million, which otherwise would have been classified as noncurrent, has been classified as current. Acceleration of the debt under the credit agreement by the bank lending group upon the Company's failure, after January 31, 1998, to comply with any of the financial ratio covenants noted above would be an event of default under the Company's $15 million 7% convertible subordinated note. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt.

  Under the Company's 7% convertible subordinated note, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of April 30, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or

                             WHITTAKER CORPORATION

NOTE 5. LONG-TERM DEBT--(CONTINUED)

declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date.

  In order to reduce the risk of higher interest expense under the Company's credit agreement that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37- month term. At October 31, 1997, the unamortized cost was $151,000.

  On February 26, 1997, the Company concluded the sale and leaseback of its Simi Valley facilities. The net proceeds of $17.4 million from the sale were used to prepay term debt under the Company's credit agreement. The initial lease term covers the fifteen year period ending February 28, 2012 and calls for rent escalations of 6% every three years beginning with the fourth year. On September 30, 1997, the Company sold its defense electronics unit and the net proceeds of $18.4 million from the sale were used to prepay term debt under the Company's credit agreement.

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

  Common Stock reserved for issuance at October 31, 1997 was as follows:

                                                                     SHARES IN
                                                                     THOUSANDS
                                                                     ---------
     For conversion of Series D Participating Convertible Preferred
      Stock........................................................      188
     For stock options.............................................    1,721
     For conversion of 7% convertible subordinated note............      619
                                                                       -----
                                                                       2,528
                                                                       =====

  On January 24, 1997, the Board of Directors adopted, and on April 4, 1997, the shareholders approved, an amendment to the Whittaker Corporation 1992 Stock Option Plan for Non-Employee Directors (the "1992 Plan") that increased from 50,000 to 150,000 the number of shares of Common Stock of the Company which may be made subject to stock options and other awards authorized by the 1992 Plan.

                             WHITTAKER CORPORATION

NOTE 6. CAPITAL STOCK--(CONTINUED)

  The Company had reserved 1,721,180 shares of Common Stock at October 31, 1997 for future issuances under the Whittaker Corporation Long-Term Stock Incentive Plan (1989) and the 1992 Plan. The Company also had reserved 618,557 shares of Common Stock at October 31, 1997 for possible conversion of the 7% convertible subordinated note at the option of the holders. Options to purchase Common Stock generally are conditioned upon continued employment, expire from five to ten years after the grant date, and become exercisable in whole or in part either commencing with the seventh month or upon the attainment of certain predetermined goals, or both. The exercise price for options granted is equal to the average market price on the date of grant. The following information for the three years ended October 31, 1997 relates to options granted from 1981 through 1997 under the Company's plans.

                                    OPTIONS                    WEIGHTED AVERAGE
                                  OUTSTANDING    PRICE RANGE    EXERCISE PRICE
                                 -------------- -------------- ----------------
                                 (IN THOUSANDS)
   Balance, October 31, 1994....      1,367      2.41 to 16.37       7.50
     Options granted............        544     18.00 to 22.50      20.57
     Options canceled or
      expired...................        (35)    15.06 to 22.25      17.44
     Options exercised..........       (154)     3.82 to 18.63       5.47
                                     ------
   Balance, October 31, 1995....      1,722      2.41 to 22.50      11.56
     Options granted............      1,201     13.44 to 26.25      20.20
     Options canceled or
      expired...................     (1,150)    13.44 to 26.25      20.16
     Options exercised..........       (660)     2.41 to 22.50       3.63
                                     ------
   Balance, October 31, 1996....      1,113      4.10 to 26.25      16.65
     Options granted............        361      9.44 to 14.12      12.10
     Options canceled or
      expired...................       (640)    10.31 to 26.25      17.97
     Options exercised..........       (176)     4.10 to 12.44       7.07
                                     ------
   Balance, October 31, 1997....        658      5.24 to 26.25      15.42
                                     ======


  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the 1997 fiscal year. Under SFAS No. 123, compensation expense for all stock-based compensation plans would be recognized based on the fair value of the options at the date of grant using an option pricing model. As permitted under SFAS No. 123, the Company may either adopt the new pronouncement or continue to follow the accounting methods as prescribed under APB No. 25. The Company has elected to continue to recognize compensation expense in accordance with APB No. 25.

                             WHITTAKER CORPORATION

NOTE 6. CAPITAL STOCK--(CONTINUED)

  At October 31, 1997, options outstanding and options exercisable were as follows:


              NUMBER OF              RANGE OF       WEIGHTED    WEIGHTED AVERAGE
               OPTIONS               EXERCISE       AVERAGE        REMAINING
             OUTSTANDING              PRICES     EXERCISE PRICE CONTRACTUAL LIFE
             ------------         -------------- -------------- ----------------
       9,247....................       5.24           5.24         2.81 Years
     363,276....................  9.63 to 13.56      12.59         9.12 Years
     263,033....................  15.06 to 22.25     18.76         7.95 Years
      22,500....................      26.25          26.25         8.31 Years
    ---------
     658,056
    =========
              NUMBER OF              RANGE OF       WEIGHTED    WEIGHTED AVERAGE
               OPTIONS               EXERCISE       AVERAGE        REMAINING
             EXERCISABLE              PRICES     EXERCISE PRICE CONTRACTUAL LIFE
             -----------          -------------- -------------- ----------------
       9,247....................       5.24           5.24         2.81 Years
      76,777....................  9.63 to 13.56      11.19         9.12 Years
     100,138....................  15.06 to 22.25     18.90         7.95 Years
         883....................      26.25          26.25         8.31 Years
    ---------
     187,045
    =========

  At October 31, 1996 and October 31, 1995 options for 380,040 and 1,143,777 shares, respectively, were exercisable.

  In the Integration Services segment, the 1997 Stock Option Plan of Aviant Information, Inc. (the "Aviant Plan") was adopted as of October 14, 1997. The plan provides for the granting of options to purchase the common stock of Aviant Information, Inc. ("Aviant") a wholly owned subsidiary of the Company. The term of each option may be five or ten years and become exercisable, with respect to an individual, in annual installments of at least 25 percent of the total number of options granted to that individual commencing one year from the grant date and in full upon the consummation of an initial public offering of the common shares of Aviant or the transfer of more than fifty percent of the common stock of Aviant to a non-affiliate of Aviant, the Company or the shareholders of the Company. The exercise price of an option shall be at least the fair market value of the common stock of Aviant on the grant date of the option. During 1997 there were 450,500 options granted under the Aviant Plan all of which were outstanding at October 31, 1997. At October 31, 1997 there were no common shares of Aviant which were publicly traded or quoted and therefore, per the terms of the Aviant Plan, the exercise price was established by the Board of Directors of Aviant at $0.50 per share. At October 31, 1997 the weighted average remaining contractual life of options under the Aviant Plan was 9.96 years and there were 1,549,500 shares reserved for future grants under the Aviant Plan.

  In the discontinued Communications segment, the 1997 Stock Option Plan of Whittaker Xyplex, Inc. (the "WXI Plan") was adopted on January 24, 1997. The WXI Plan provides for the granting of options to purchase the common stock of Whittaker Xyplex, Inc. ("WXI") a wholly owned subsidiary of the Company. The term of each option may be five or ten years and the option becomes exercisable, with respect to an individual, in annual installments of at least 20 percent of the total number of options granted to that individual commencing one year from the grant date and upon the consummation of an initial public offering of the common shares of WXI or the transfer of more than fifty percent of the common stock of WXI to a non-affiliate of WXI, the Company or the shareholders of the Company. The option exercise price shall be at least the fair market value of the common

                             WHITTAKER CORPORATION

NOTE 6. CAPITAL STOCK--(CONTINUED)

stock of WXI on the grant date of the option. During 1997 there were 2,764,400 options granted under the WXI Plan of which 443,900 were canceled and of which 2,230,500 were outstanding at October 31, 1997. At October 31, 1997 there were no common shares of WXI which were publicly traded or quoted and therefore, per the terms of the WXI Plan, the exercise price was established by the Board of Directors of WXI at $3.25 per share. At October 31, 1997 the weighted average remaining contractual life of options under the WXI Plan was 9.41 years and there were 969,500 shares reserved for future grants under the WXI Plan.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rates of approximately 5.71%; dividend yields of 0.0%, volatility factors of the expected market price of the Company's common stock of .33 and weighted-average expected life of the option of 3.25 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                             1997       1996
                                                           ---------  --------
   Pro forma net loss..................................... $(164,753) $(17,871)
   Pro forma primary loss per share....................... $  (14.78) $  (1.69)

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

  The Company may redeem the rights at $.01 per right at any time until the tenth day after any person or group has acquired 25% or more of its Common Stock. The rights will expire November 29, 1998, unless earlier

                             WHITTAKER CORPORATION

NOTE 6. CAPITAL STOCK--(CONTINUED)

redeemed. The Stockholder Rights Plan may be supplemented or amended at the direction of the Company without the approval of the holders of rights, except as otherwise set forth in the Stockholder Rights Plan. At October 31, 1997, 150,000 preferred shares were reserved for these rights.

NOTE 7. INCOME TAXES

  Income tax expense (benefit) consists of the following:

                                                     YEARS ENDED OCTOBER 31,
                                                     -------------------------
                                                      1997      1996     1995
                                                     -------  --------  ------
                                                         (IN THOUSANDS)
     Total provision--
       Continuing operations........................ $(4,207) $  4,933  $3,988
       Discontinued operations and other............  (3,195)  (14,022)  1,173
                                                     -------  --------  ------
                                                     $(7,402) $ (9,089) $5,161
                                                     =======  ========  ======
     Components of the provision--
       Federal...................................... $(4,902) $ (8,149) $4,480
       State........................................  (2,500)     (940)    681
                                                     -------  --------  ------
                                                     $(7,402) $ (9,089) $5,161
                                                     =======  ========  ======
     Classification of the provision--
       Current...................................... $(5,398) $ (5,048) $ (627)
       Deferred.....................................  (2,004)   (4,041)  5,788
                                                     -------  --------  ------
                                                     $(7,402) $ (9,089) $5,161
                                                     =======  ========  ======

  Foreign income taxes were not material.

  The tax expense (benefit) is different than the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for the differences are as follows:

                                 YEARS ENDED
                                 OCTOBER 31,
                               --------------------
                               1997    1996    1995
                               -----   -----   ----
     U.S. federal statutory
      rate...................  (34.0)% (34.0)% 34.2%
     State taxes, net of U.S.
      federal income tax
      benefit................   (0.2)%  (2.4)%  3.4%
     Goodwill amortization...   15.4 %   3.5 %  1.8%
     Valuation allowance.....   16.0 %   0.0 %  0.0%
     Other items.............   (1.5)%  (1.8)%  0.2%
                               -----   -----   ----
     Effective tax rate......   (4.3)% (34.7)% 39.6%
                               =====   =====   ====

                             WHITTAKER CORPORATION

NOTE 7. INCOME TAXES--(CONTINUED)

  Deferred income taxes reflect the net tax effects of temporary differences between the reported amounts of assets and liabilities in the financial statements and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31 are as follows:

                                                      1997     1996     1995
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
     Deferred tax assets:
       Receivables valuation....................... $  1,280  $   858  $ 1,416
       Inventory valuation.........................    6,770    8,397    4,033
       Self-insurance reserves.....................    1,367    1,384    1,737
       Pending refund from federal tax audit.......      --       --     5,160
       Reserves for discontinued operations........    2,380    1,163      848
       Benefits from net operating loss
        carryforward...............................   13,293      --       --
       Other.......................................   14,905   12,553    7,160
                                                    --------  -------  -------
     Total before valuation allowance..............   39,995   24,355   20,354
     Valuation allowance...........................  (29,372)    (390)    (490)
                                                    --------  -------  -------
     Net deferred tax assets....................... $ 10,623  $23,965  $19,864
                                                    ========  =======  =======
     Deferred tax liabilities:
       Excess of tax over book depreciation........ $   (884) $ 1,487  $ 3,450
       Assets held for sale or development.........    2,088    7,919    6,148
       Intangible assets...........................    7,890   15,667    1,977
       Pension costs...............................    1,671    1,904    1,822
       Other.......................................    2,556    2,745    7,589
                                                    --------  -------  -------
                                                    $ 13,321  $29,722  $20,986
                                                    ========  =======  =======

  In March 1996 the Company received a net tax refund of $5.2 million under an agreement reached with the Internal Revenue Service closing the audit of the 1987 and 1988 income tax returns.

  The Company in 1997, in compliance with FASB 109, has established a full allowance against its net operating loss carryforward and deferred tax assets. At October 31, 1997 the Company has $50.6 million total net operating loss carryforward that will expire in 2011 and 2012.

NOTE 8. EMPLOYEE BENEFIT PLANS

  Prior to October 31, 1994, most of the Company's domestic employees were covered by the Whittaker Corporation Employees' Pension Plan (the "Pension Plan"), its noncontributory defined benefit pension plan. The benefits are based on years of service and the employee's highest compensation for five consecutive years during the last ten years of credited service.

  Effective October 31, 1994, the Company amended the Pension Plan to "freeze" benefits for all participants. Adjustments for changes in credited years of service ceased on October 31, 1994 and adjustments for changes in remuneration ceased on December 31, 1994. The effect of the amendment was to reduce the Pension Plan's projected benefit obligation at October 31, 1994 by $3.9 million. The amount was fully absorbed by unrecognized net losses at October 31, 1994 related to the Pension Plan and accordingly, no curtailment gain was recognized. Vested service continues to accrue in accordance with applicable Pension Plan provisions, and Pension Plan funding will continue until such time that the Pension Plan is terminated and all benefit obligations are satisfied. The Company funds the Pension Plan in accordance with the Employee Retirement Income Security Act of 1974, as amended (ERISA).

                             WHITTAKER CORPORATION

NOTE 8. EMPLOYEE BENEFIT PLANS--(CONTINUED)

  The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                              OCTOBER 31
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                                            (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested
      benefits of $112,811 in 1997 and $118,782 in 1996.. $(122,373) $(119,525)
                                                          =========  =========
     Projected benefit obligation for service rendered
      through October 31, 1994...........................  (122,373)  (119,525)
   Plan assets at fair value, primarily government,
    government agency and fixed income securities .......   122,635    119,892
                                                          ---------  ---------
   Plan assets in excess of projected benefit obligation
    .....................................................       262        367
   Items not yet recognized in earnings:
     Prior service cost..................................       192        293
     Unrecognized net loss...............................     3,770      4,153
                                                          ---------  ---------
   Net prepaid pension cost recorded in the consolidated
    balance sheet........................................ $   4,224  $   4,813
                                                          =========  =========

  The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.15% and 7.5%, respectively, at October 31, 1997 and 1996. The expected long-term rate of return on plan assets was 7.5% for the years ended October 31, 1997 and 1996, and 8.75% for the year ended October 31, 1995. As a result of the amendment described above, there are no projected increases in future compensation levels.

  The Company also sponsors unfunded supplemental nonqualified executive and director plans. At October 31, 1997, the projected benefit obligation for those plans totaled $5.8 million, of which $0.8 million is subject to later amortization. The remaining $5.0 million is accrued as a liability in the consolidated balance sheet.

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

  In addition to matching of employee contributions, beginning with fiscal 1995, the Company has recorded as expense profit-sharing contributions to the Partnership Plan which may range from 0% to 7.5% of eligible employee compensation, based on the attainment of specified financial goals by participating divisions of the Company. The Partnership Plan covers most of the Company's employees, excluding those employed by Xyplex and Whittaker Communications, Inc. ("WCI"), which comprise the discontinued Communications segment. Xyplex and WCI sponsor defined contribution 401(k) plans covering a majority of their domestic employees under which participants can make pretax contributions of up to 15% of eligible compensation and receive a matching contribution of 75% on up to 6% of their eligible compensation.

                             WHITTAKER CORPORATION

NOTE 8. EMPLOYEE BENEFIT PLANS--(CONTINUED)

  Total pension and retirement expense was as follows:

                                                    YEARS ENDED OCTOBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
     Cost components of funded defined benefit
      plan:
       Service cost--benefits earned during the
        period.................................... $    516  $    540  $    490
       Interest cost on projected benefit
        obligation................................    8,603     8,500     8,658
       Actual return on plan assets...............  (12,724)  (15,892)  (20,204)
       Net amortization and deferral..............    4,194     6,647     8,336
                                                   --------  --------  --------
     Net periodic pension (income) for funded
      defined benefit plan........................      589      (205)   (2,720)
     Cost for unfunded defined benefit plans......      658       703       549
     Cost for special termination benefit.........      440       --        --
     Cost for defined contribution plans..........    2,293     1,589     2,983
                                                   --------  --------  --------
         Total pension and retirement plan
          expense................................. $  3,980  $  2,087  $    812
                                                   ========  ========  ========

NOTE 9. LEASED ASSETS AND LEASE COMMITMENTS

  Whittaker has various leases covering real property and equipment.

  Property, Plant and Equipment includes $360,000 at October 31, 1997 and $500,000 at October 31, 1996 for leases that have been capitalized. The amortization of these assets is included in depreciation expense.

   Future minimum payments under capital leases and under noncancellable operating leases, net of rentals to be received from existing noncancellable operating subleases, as of October 31, 1997, were as follows:

                                                               CAPITAL OPERATING
       YEARS ENDED OCTOBER 31,                                 LEASES   LEASES
       -----------------------                                 ------- ---------
                                                                (IN THOUSANDS)
          1998................................................  $224    $ 2,356
          1999................................................   112      2,037
          2000................................................    62      1,820
          2001................................................   --       1,855
          2002................................................   --       1,855
          2003 and subsequent.................................   --      19,398
                                                                ----    -------
       Total commitments......................................   398    $29,321
                                                                        =======
       Amounts representing interest..........................    34
                                                                ----
       Present value of net minimum lease payments............  $364
                                                                ====

   Rental expense for operating leases, net of rental income from subleases, was as follows:

       YEARS ENDED OCTOBER 31,                                    (IN THOUSANDS)
       -----------------------                                    -------------
          1997...................................................    $1,621
          1996...................................................       272
          1995...................................................       937

                             WHITTAKER CORPORATION

NOTE 10. COMMITMENTS AND CONTINGENCIES

  In certain years, after evaluating the availability and cost of insurance, the Company did not purchase insurance for certain risks, including workers' compensation and product liability. Consequently, the Company is without insurance for various risks, including product liability for certain products it manufactured. The Company currently has workers' compensation insurance and product liability insurance. The Company's insurance carriers have taken the position that in certain cases the Company is uninsured for environmental matters, a position that the Company disputes in certain instances.

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

  At October 31, 1997, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above, excluding the environmental remediation activities related to the property located in the City of Santa Clarita, California. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

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

                             WHITTAKER CORPORATION

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1997 and 1996 follow (in millions of dollars except for per share amounts):

                                    FIRST    SECOND   THIRD    FOURTH
                                   QUARTER  QUARTER  QUARTER  QUARTER   YEAR
                                   -------- -------- -------- -------- -------
     1997
     Sales........................  $ 19.7   $ 22.9   $ 24.0   $ 28.5  $  95.1
     Cost of sales................    12.3     14.9     19.8     20.3     67.3
     Loss--continuing operations..    (2.5)    (4.7)    (7.9)   (17.8)   (32.9)
     Loss--discontinued
      operations..................   (15.6)   (29.7)   (19.2)   (62.7)  (127.2)
     Extraordinary item...........     --       --       --      (3.4)    (3.4)
     Net loss.....................   (18.1)   (34.4)   (27.1)   (83.9)  (163.5)
     Loss per share*
       Continuing operations......  $ (.23)  $ (.42)  $ (.71)  $(1.60) $ (2.95)
       Discontinued operations....   (1.40)   (2.67)   (1.72)   (5.61)  (11.42)
       Extraordinary item.........     --       --       --      (.31)    (.31)
       Net loss...................   (1.63)   (3.09)   (2.43)   (7.52)  (14.68)
     1996
     Sales........................  $ 21.9   $ 24.8   $ 23.8   $ 28.1  $  98.6
     Cost of sales................    10.8     13.1     12.2     14.2     50.3
     Income--continuing
      operations..................     2.4      5.7      0.8      0.9      9.8
     Loss--discontinued
      operations..................    (0.5)   (10.6)    (6.7)    (9.1)   (26.9)
     Net income (loss)............     1.9     (4.9)    (5.9)    (8.2)    17.1
     Earnings (loss) per share*
       Continuing operations......  $  .26   $  .55   $  .07   $  .08  $   .93
       Discontinued operations....    (.06)   (1.03)    (.58)    (.79)   (2.55)
       Net income (loss)**........     .20     (.48)    (.51)    (.71)   (1.62)

--------
 * The sums of quarterly per share amounts do not equal the annual amounts reported since per share calculations are made independently for each quarter and the full year based upon respective average shares outstanding.

** The financial statements for prior periods have been restated to reflect the segregation of continuing and discontinued operations. This restatement resulted in the reduction of net loss per share for the second, third and fourth quarters of 1996 of $0.04, $0.03 and $0.03, respectively.

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

NOTE 13. BUSINESS SEGMENTS

  The Company develops and provides specialized aerospace and data network services to create products and customer solutions for aircraft, defense and industrial markets and hospitals and other enterprises. The

                             WHITTAKER CORPORATION

NOTE 13. BUSINESS SEGMENTS--(CONTINUED)

Company operates in two business segments: Aerospace, which designs, manufactures, and distributes a wide variety of fluid control devices and fire detection systems, and Integration Services, which provides professional services for the integration of data networks for hospitals and other enterprises. Prior to fiscal year 1997, the Company's Integration Services operation did not exist.

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

  Information about Whittaker's operations by business segment at October 31, 1997, 1996, and 1995 and for the years then ended follows (dollars in millions):

                                                               DEPRECIATION AND
                                      OPERATING   IDENTIFIABLE   AMORTIZATION     CAPITAL
                              SALES PROFIT (LOSS)    ASSETS        EXPENSE      EXPENDITURES
                              ----- ------------- ------------ ---------------- ------------
     1997
     Aerospace............... $89.8    $ 15.6        $ 81.2          $2.3           $2.1
     Integration Services....   5.3      (4.9)          4.1           0.2            0.1
     Corporate...............   --      (10.8)         82.1           0.3            0.1
                              -----    ------        ------          ----           ----
     Consolidated............ $95.1    $ (0.1)       $167.4          $2.8           $2.3
                              =====    ======        ======          ====           ====
     1996
     Aerospace............... $98.6    $ 30.5        $ 79.7          $2.4           $1.6
     Corporate...............   --      (10.4)        260.7           0.2            0.1
                              -----    ------        ------          ----           ----
     Consolidated............ $98.6    $ 20.1        $340.4          $2.6           $1.7
                              =====    ======        ======          ====           ====
     1995
     Aerospace............... $81.3    $ 23.5        $ 77.7          $2.2           $1.1
     Corporate...............   --       (7.4)        149.4           0.2            0.9
                              -----    ------        ------          ----           ----
     Consolidated............ $81.3    $ 16.1        $227.1          $2.4           $2.0
                              =====    ======        ======          ====           ====

  The financial statements for prior periods have been restated to reflect the segregation of continuing and discontinued operations. The information presented above for 1996 and 1995, reflects the removal from the Aerospace segment of amounts relating to the discontinued defense electronics business and the removal of the discontinued Communications segment. The net assets of discontinued businesses are included in the Corporate Identifiable Assets for each year.

  In fiscal 1997, 1996, and 1995 approximately 17.8%, 27.0% and 27.8%, respectively, of Whittaker's sales from continuing operations were directly or indirectly to the United States Government. Substantially all of those sales were attributable to the Aerospace segment. In fiscal 1997, 1996, and 1995 approximately 19.7%, 24.0% and 22.1% respectively, of Whittaker's sales from continuing operations arose from exports to customers outside the United States, primarily in Europe. Approximately 8% of the Company's accounts receivable are from the U.S. Government, and the balance is primarily from commercial customers, prime defense contractors with the U.S. Government, and foreign customers.

  In connection with the formation of Aviant, the Integration Services segment incurred costs in 1997 which may not be representative of costs in future periods.

                             WHITTAKER CORPORATION

NOTE 14. EXTRAORDINARY ITEM

  In connection with the Company obtaining, during 1997, certain of the waivers of default for non-compliance with the financial ratio covenants under the terms of its bank credit agreement, there has been a significant increase in the interest rate at which the Company can borrow under the terms of that agreement. This increase represents a substantial modification of the credit agreement. Accordingly, the Company during the fourth quarter of 1997 recorded a charge of $3.4 million (net of $0.2 million of tax benefit) representing the write off of the unamortized portion of debt issuance costs incurred in connection with obtaining that credit agreement. This charge has been reflected in the Company's consolidated statements of income as an extraordinary item.

NOTE 15. EVENT SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT AUDITORS
(UNAUDITED)

  On January 19, 1998, the Company entered into a definitive agreement to sell all of the common stock of its wholly-owned subsidiary, Whittaker Xyplex, Inc., the parent company of Xyplex, Inc., to MRV Communications, Inc., for $35 million in cash plus warrants to purchase up to 500,000 shares of common stock of MRV Communications, Inc. The sale is subject to customary closing conditions, including Hart-Scott-Rodino Act clearance.

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

    Election of Directors--Directors

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  The following documents are filed as part of this report:

 (a-1) Financial Statements:

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
                                                                      FORM 10-K
   Report of Independent Auditors....................................     16
   Consolidated Statements of Income for the three years ended
    October 31, 1997.................................................     17
   Consolidated Balance Sheets as of October 31, 1997 and 1996.......     19
   Consolidated Statements of Cash Flows for the three years ended
    October 31, 1997.................................................     20
   Consolidated Statements of Stockholders' Equity for the three
    years ended October 31, 1997.....................................     21
   Notes to Consolidated Financial Statements........................     22

 (a-2) Financial Statement Schedules:

  All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

 (a-3) Exhibits:*

    3.1 Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-K for fiscal year ended October 31, 1989), as amended on March 16, 1990
         (Exhibit 3.1 to Form 10-K for fiscal year ended October 31, 1995).
    3.2 Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended October
         31, 1989), as amended on September 30, 1994 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1994), and on December 16, 1996
         (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1996).
    4.1 Reference is made to Exhibit 3.1.
    4.2 Reference is made to Exhibit 3.2.
    4.3 Rights Agreement dated as of November 18, 1988 between Registrant and
         Manufacturers Hanover Trust Company (currently being performed by
         Mellon Bank N.A. as rights agent) concerning Series A Participating
         Cumulative Preferred Stock Purchase Rights (Exhibits 1 and 2 to
         Form 8-A filed on November 23, 1988), as amended as of June 28, 1989
         (Exhibit 4.4 to Form 10-K for fiscal year ended October 31, 1989).
    4.4 Certificate of Designation of Series D Participating Convertible
         Preferred Stock (Exhibit 4.2 to Form S-4, Registration No. 33-29028), as amended on March 16, 1990 (Exhibit 4.4 to Form 10-K for fiscal year ended October 31, 1995).
    4.5 7% Convertible Subordinated Note dated April 24, 1995 (Exhibit 10.1 to
         Form 8-K dated May 8, 1995).
    4.6 Registration Rights Agreement dated April 24, 1995 between Registrant and Hughes Electronics Corporation (Exhibit 10.1 to Form 8-K dated May
         8, 1995).
    4.7 Stockholder's Agreement dated April 10, 1996 between Registrant and
         Raytheon Company (Exhibit 4.1 to Form 8-K dated April 24, 1996).
    4.8 Term Note dated April 10, 1996 by the Registrant in favor of
         NationsBank of Texas, N.A. (Exhibit 4.2 to Form 8-K dated April 24,
         1996).

    4.9  Revolving Note dated April 10, 1996 by the Registrant in favor of
          NationsBank of Texas, N.A. (Exhibit 4.3 to Form 8-K dated April 24,
          1996).
         (Other instruments defining the rights of holders of long-term debt are not filed because the total amount of securities authorized under any such instrument does not exceed 10% of the consolidated total assets of Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.)
   10.1  Amended and Restated Whittaker Corporation 1992 Stock Option Plan for
          Non-Employee Directors (Exhibit 10.3 to Form 10-K for fiscal year ended October 31, 1996).**
   10.2 Restated Directors' Retirement Plan effective as of August 2, 1985 as amended on January 24, 1991 (Exhibit 10.10 to Form 10-K for fiscal year ended October 31, 1990), as amended on December 16, 1996
          (Exhibit 10.6 to Form 10-K for fiscal year ended October 31, 1996).**
   10.3  Amended and Restated Whittaker Corporation Long-Term Stock Incentive
          Plan (1989) (Exhibit 10.7 to Form 10-K for fiscal year ended October
          31, 1996).**
   10.4  Whittaker Corporation Supplemental Benefit Plan dated November 23,
          1988, as amended June 12, 1990 and as amended July 12, 1991 (Exhibit
          10.8 to Form 10-K for fiscal year ended October 31, 1996).**
   10.5 Whittaker Corporation Excess Benefit Plan dated November 23, 1988, as amended June 21, 1990 (Exhibit 10.9 to Form 10-K for fiscal year ended October 31, 1996).**
   10.6  Whittaker Corporation Supplemental Disability Benefit Plan dated
          November 23, 1988 (Exhibit 10.10 to Form 10-K for fiscal year ended
          October 31, 1996).**
   10.7  Whittaker Corporation Supplemental Retirement and Disability Trust
          Agreement dated November 23, 1988 (Exhibit 10.13 to Form 10-K for fiscal year ended October 31, 1988).**
   10.8  Amended and Restated Whittaker Corporation Supplemental Executive
          Retirement Plan, dated as of January 1, 1996, as amended January 24,
          1997 (Exhibit 10.12 to Form 10-K for fiscal year ended October 31,
          1996).**
   10.9  Amendment and Restatement of Whittaker Corporation Employees' Pension
          Plan dated December 22, 1994, as amended December 15, 1995 (Exhibit
          10.10 to Form 10-K for fiscal year ended October 31, 1995), and as amended effective October 1, 1996 (Exhibit 10.13 to Form 10-K for fiscal year ended October 31, 1996).**
   10.10 Whittaker Corporation Partnership Plan (formerly the Whittaker
          Corporation Savings and Stock Investment Plan), as amended and restated effective November 1, 1994 (Exhibit 10.11 to Form 10-K for fiscal year ended October 31, 1995), as amended June 21, 1996
          (Exhibit 10.2 to Form 10-Q dated September 13, 1996) and as amended
          December 12, 1997.**
   10.11 Amended and Restated Credit Agreement dated as of April 10, 1996 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.2 to Form
          8-K dated April 24, 1996).
   10.12 First Amendment and Waiver dated as of September 9, 1996 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form
          10-Q dated September 13, 1996).
   10.13 Second Amendment and Waiver dated as of October 30, 1996 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.17 to Form
          10-K for fiscal year ended October 31, 1996).
   10.14 Third Amendment and Waiver dated as of December 17, 1996 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.18 to Form
          10-K for fiscal year ended October 31, 1996).

   10.15 Fourth Amendment and Waiver dated as of February 26, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form
          10-Q dated January 31, 1997).
   10.16 Fifth Amendment and Waiver dated as of April 29, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form
          10-Q dated April 30, 1997).
   10.17 Sixth Amendment and Waiver dated as of May 30, 1997 among Registrant,
          NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.2 to Form 10-Q dated
          April 30, 1997).
   10.18 Seventh Amendment and Waiver dated as of June 30, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form
          10-Q dated July 31, 1997).
   10.19 Eighth Amendment and Waiver dated as of July 31, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.2 to Form
          10-Q dated July 31, 1997).
   10.20 Ninth Amendment and Waiver dated as of December 31, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.
   10.21 Stock Purchase Agreement dated as of March 23, 1995 between Registrant and Hughes Aircraft Company, as amended on April 24, 1995 (Exhibit
          10.1 to Form 8-K dated May 8, 1995).
   10.22 Stock Purchase Agreement dated as of March 2, 1996, between Registrant and Raytheon Company (Exhibit 10.1 to Form 8-K dated April 24, 1996).
   10.23 Stock Purchase Agreement dated as of January 19, 1998, between
          Registrant and MRV Communications, Inc.
   11.   Calculation of earnings per share for the three years ended October
          31, 1997.
   21.   Subsidiaries of the Registrant
   23.   Consent of Independent Auditors.
   27.   Financial Data Schedule

--------
 * Exhibits followed by a parenthetical reference are incorporated by reference to the document described therein. Upon written request to the Secretary of the Company, a copy of any exhibit referred to above will be furnished without charge.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 (b) Reports on Form 8-K:

    During the quarter ended October 31, 1997, the Company did not file any reports on Form 8-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WHITTAKER CORPORATION

 Date: January 28, 1998                           /s/  John K. Otto
                                          By __________________________________
                                                      John K. Otto
                                             Vice President, Chief Financial
                                                  Officer and Treasurer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

                                                              -
   /s/   Joseph F. Alibrandi         Director and Principal    |
____________________________________ Executive Officer         |
        Joseph F. Alibrandi                                    |
                                                               |
       /s/  John K. Otto             Principal                 |
____________________________________ Financial Officer         |
            John K. Otto                                       |
                                                               |
    /s/   Eva H. L. Jonutis          Principal                 |
____________________________________ Accounting Officer        |
        (Eva H. L. Jonutis)                                    |
                                                               |
  /s/   George H. Benter, Jr.        Director                  |
____________________________________                           |
       George H. Benter, Jr.                                   |
                                                               |
     /s/  George Deukmejian          Director                   >   January 28, 1998
____________________________________                           |
         George Deukmejian                                     |
                                                               |
     /s/   Jack L. Hancock           Director                  |
____________________________________                           |
         (Jack L. Hancock)                                     |
                                                               |
     /s/  Edward R. Muller           Director                  |
____________________________________                           |
         (Edward R. Muller)                                    |
                                                               |
      /s/  Gregory T. Parkos         Director                  |
____________________________________                           |
        (Gregory T. Parkos)                                    |
                                                               |
                                     Director                  |
____________________________________                           |
       (Malcolm T. Stamper)                                    |
                                                              -

                                 EXHIBIT INDEX

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
   NO.                                                                PAGE
 -------                                                          ------------
 10.10   Plan Amendment II to Whittaker Corporation Partnership
         Plan, dated December 12, 1997.
 10.20   Ninth Amendment and Waiver dated as of December 31,
          1997 among Registrant, NationsBank of Texas, N.A., as
          Agent, and certain other financial institutions as
          signatories thereto.
 10.23   Stock Purchase Agreement dated as of January 19, 1998,
          between Registrant and MRV Communications, Inc.
         Calculation of earnings per share for the three years
 11.     ended October 31, 1997.
 21.     Subsidiaries of the Registrant
 23      Consent of Independent Auditors.
 27.     Financial Data Schedule