Form 10-Q
period 1998-01-31
WHITTAKER CORP
filed 1998-03-12
CIK 106945

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                    QUARTERLY PERIOD ENDED JANUARY 31, 1998


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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,204,658 shares, par value $.01 per share, as of January 31, 1998.

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   ($ in 000, except for per share amounts)
                                 (Unaudited)

                                                                                        For the Three Months
                                                                                          Ended January 31,
                                                                                  1998                      1997
                                                                                ---------                 ---------
                                                                                                          (restated)
Sales.....................................................................      $  31,799                 $  19,690

Costs and expenses
    Cost of sales.........................................................         18,689                    12,253
    Engineering and development...........................................            337                       224
    Selling, general and administrative...................................          7,275                     6,077
                                                                                ---------                 ---------

Operating Profit..........................................................          5,498                     1,136

    Interest expense......................................................          4,906                     3,828
    Interest income.......................................................           (218)                     (149)
    Other expense.........................................................            482                         6
                                                                                ---------                 ---------

Income (loss) from continuing operations before provision for taxes.......            328                    (2,549)

Provision for taxes.......................................................              6                        --
                                                                                ---------                 ---------

Income (loss) from continuing operations..................................            322                    (2,549)

Discontinued operations
    Loss from discontinued operations.....................................             --                   (15,534)
    Gain on disposal of discontinued operations...........................         10,085                        --
                                                                                ---------                 ---------

Net income (loss).........................................................      $  10,407                 $ (18,083)
                                                                                =========                 =========

Average common shares outstanding (000)...................................         11,205                    11,116
                                                                                =========                 =========
Basic income (loss) per share
    Continuing operations.................................................      $     .03                 $    (.23)
    Discontinued operations
       Loss from discontinued operations..................................             --                     (1.40)
       Gain on disposal of discontinued operations........................            .90                        --
                                                                                ---------                 ---------

Net income (loss) per share...............................................      $     .93                 $   (1.63)
                                                                                =========                 =========
Diluted income (loss) per share
    Continuing operations.................................................      $     .03                 $    (.23)
    Discontinued operations
       Loss from discontinued operations..................................             --                     (1.40)
       Gain on disposal of discontinued operations........................            .88                        --
                                                                                ---------                 ---------

Net income (loss) per share...............................................      $     .91                 $   (1.63)
                                                                                =========                 =========

 See Notes to Consolidated Condensed Financial Statements

                                      (2)

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  ($ IN 000)

                                                                                   AT JANUARY 31,        AT OCTOBER 31,
                                                                                       1998                   1997
                                                                                   --------------        --------------
                                                                                     (UNAUDITED)
ASSETS
Current Assets
--------------
Cash.........................................................................      $    37,550           $     6,366
Receivables..................................................................           24,597                27,337
Inventories..................................................................           38,194                37,032
Other current assets.........................................................            1,777                   914
Income taxes recoverable.....................................................            3,238                 3,238
Deferred income taxes........................................................           11,291                11,244
Net current assets of discontinued operations................................             (428)                7,766
                                                                                   -----------           -----------
Total Current Assets.........................................................          116,219                93,897
                                                                                   -----------           -----------

Property and equipment, at cost..............................................           31,850                31,381
Less accumulated depreciation and amortization...............................          (22,060)              (21,550)
                                                                                   -----------           -----------
Net Property and Equipment...................................................            9,790                 9,831
                                                                                   -----------           -----------
Other Assets
------------
Goodwill, net of amortization................................................           13,942                14,032
Other intangible assets, net of amortization.................................            1,070                 1,119
Notes and other noncurrent receivables.......................................            3,380                 3,443
Other noncurrent assets......................................................            9,081                 7,672
Net assets held for sale or development......................................           15,214                15,214
Net noncurrent assets of discontinued operations.............................               --                22,234
                                                                                   -----------           -----------
Total Other Assets...........................................................           42,687                63,714
                                                                                   -----------           -----------

Total Assets.................................................................      $   168,696           $   167,442
                                                                                   ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Current maturities of long-term debt.........................................      $   127,313           $   129,353
Accounts payable.............................................................           10,126                 9,579
Accrued liabilities..........................................................           25,876                31,331
                                                                                   -----------           -----------
Total Current Liabilities....................................................          163,315               170,263
                                                                                   -----------           -----------

Other Liabilities
-----------------
Long-term debt...............................................................               91                   222
Other noncurrent liabilities.................................................           12,174                12,603
Deferred income taxes........................................................           13,432                15,077
                                                                                   -----------           -----------
Total Other Liabilities......................................................           25,697                27,902
                                                                                   -----------           -----------

Stockholders' Equity (Deficit)
------------------------------
Capital stock
  Preferred stock............................................................                1                     1
  Common Stock...............................................................              112                   112
Additional paid-in capital...................................................           72,041                72,041
Retained earnings (deficit)..................................................          (92,470)             (102,877)
                                                                                   -----------           -----------
Total Stockholders' Equity (Deficit).........................................          (20,316)              (30,723)
                                                                                   -----------           -----------

Total Liabilities and Stockholders' Equity...................................      $   168,696           $   167,442
                                                                                   ===========           ===========

     See Notes to Consolidated Condensed Financial Statements

                                      (3)

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  ($ IN 000)

                                                                                          For The Three Months
                                                                                            Ended January 31,
                                                                                   ------------------------------------
                                                                                       1998                   1997
                                                                                   --------------        --------------
                                                                                          (Dollars in thousands)
OPERATING ACTIVITIES
Continuing Operations
Net income (loss).............................................................     $      322            $   (2,549)
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operations:
  Depreciation and amortization...............................................            691                   753
  Income taxes recoverable....................................................             --                 1,404
  Deferred taxes..............................................................         (1,692)                1,230
  Changes in operating assets and liabilities:
    Receivables...............................................................          2,568                 5,690
    Inventories and prepaid expenses..........................................         (2,025)               (3,995)
    Accounts payable and other liabilities....................................         (4,435)                 (726)
                                                                                   ----------            ----------
  Total from continuing operations............................................         (4,571)                1,807
                                                                                   ----------            ----------
Discontinued Operations
  Net loss....................................................................             --               (15,534)
  Adjustments to reconcile net loss to  net cash provided (used) by operations:
    Depreciation and amortization.............................................          2,557                 5,009
    Deferred taxes............................................................          1,023                (1,019)
    Changes in operating assets and liabilities...............................          2,373                18,366
                                                                                   ----------            ----------
  Total from discontinued operations..........................................          5,953                 6,822
                                                                                   ----------            ----------
Net cash provided by operating activities.....................................          1,382                 8,629
                                                                                   ----------            ----------
INVESTING ACTIVITIES
Continuing Operations
  Proceeds on sale of business................................................         35,000                    --
  Purchase of property, plant and equipment...................................           (507)                 (879)
  Collections of notes receivable.............................................            235                   313
  Increase in assets held for sale or development.............................             --                  (697)
  Other items, net............................................................         (3,051)                 (889)
                                                                                   ----------            ----------
  Total from continuing operations............................................         31,677                (2,152)
                                                                                   ----------            ----------
Discontinued Operations
  Net proceeds relating to discontinued operations............................           (440)                  580
                                                                                   ----------            ----------
Net cash provided (used) by investing activities..............................         31,237                (1,572)
                                                                                   ----------            ----------
FINANCING ACTIVITIES
Net decrease in debt..........................................................         (2,171)               (7,612)
Reduction in deferred debt costs..............................................            736                   139
Proceeds from shares issued under stock option plans..........................             --                   716
                                                                                   ----------            ----------
Net cash used by financing activities.........................................         (1,435)               (6,757)
                                                                                   ----------            ----------
Net increase in cash..........................................................         31,184                   300
Cash at beginning of year.....................................................          6,366                 1,566
                                                                                   ----------            ----------
Cash at end of period.........................................................     $   37,550            $    1,866
                                                                                   ==========            ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest....................................................................     $    3,869            $    3,435
                                                                                   ==========            ==========
  Income taxes................................................................     $       72            $       59
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

     Unaudited
     See Notes to Consolidated Condensed Financial Statements

                                      (4)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated condensed financial statements of Whittaker Corporation and its subsidiaries ("Whittaker" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 31, 1997. The interim financial information is unaudited, but reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles may require management to make certain estimates and assumptions that could affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include, among other things, future costs to complete long-term contracts, valuation of slow moving or obsolete inventories and amounts of estimated liabilities for contingent losses and future costs of litigation. Actual costs could differ from these estimates. The interim financial statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended October 31, 1997. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

     During 1997 the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 "Earnings Per Share" which is effective for the Company beginning with the first quarter of fiscal 1998. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the potential dilutive effect of common stock equivalents such as stock options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported primary and fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement 128 requirements. See Note 3 for the computation of basic and diluted earnings per share.

NOTE 2.  DISCONTINUED OPERATIONS

     During the fourth quarter of 1997, the Company, in connection with its strategy to reduce debt and explore strategic options, sold its defense electronics unit and discontinued its Communications segment. During the first quarter of 1998 the Company completed the sale of Whittaker Xyplex, Inc. ("Xyplex") to MRV Communications, Inc. ("MRV"), for $35,000,000 in cash plus warrants to purchase 421,402 shares of common stock of MRV. Under the terms of its agreement with MRV, Whittaker shall be entitled to receive warrants to purchase an additional 78,598 shares of common stock of MRV upon Whittaker's timely performance of certain covenants. The net proceeds from the sale were used in February to reduce Whittaker's bank debt. The Company's financial statements report the operating results and balance sheet items of these discontinued operations separately from its continuing operations. Previously reported financial statements have been restated to reflect the discontinuance of these businesses.

     The gain on disposal of discontinued operations of $10,085,000 includes the gain on sale of Xyplex of $12,089,000, (net of estimated selling costs of $532,000), $1,432,000 of 1998 operating losses of Xyplex through the date of sale which where in excess of the estimate of these losses previously recorded, and certain other items. In calculating the gain on the sale of Xyplex, the 421,402 warrants were valued at $2,200,000 based on their estimated market value at January 31, 1998. No value was placed on the 78,598 warrants. The warrants have an initial exercise price of $35 and expire on January 29, 2001. The exercise price of the warrants may be adjusted in the future upon the occurrence of certain events.

                                      (5)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share in thousands except per share amounts:


                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED JANUARY 31,
                                                                                   ---------------------------------------
                                                                                        1998                     1997
Basic Earnings (Loss) Per Share
-------------------------------

     Net income (loss) from continuing operations available
         to common stockholders                                                     $       322               $   (2,549)
                                                                                    ===========               ==========

     Weighted average common shares outstanding                                          11,205                   11,116
                                                                                    ===========               ==========

     Basic income (loss) per share from continuing operations                       $      0.03               $    (0.23)
                                                                                    ===========               ==========

Diluted Earnings (Loss) Per Share
---------------------------------

     Net income (loss) from basic earnings per share calculation, above             $       322               $   (2,549)

     Adjustments                                                                             --                       --
                                                                                    -----------                ---------
     Net income (loss) from continuing operations for diluted earnings per
         share calculation                                                          $       322               $   (2,549)
                                                                                    ===========               ==========

     Weighted average common shares outstanding for basic earnings per
         share calculation, above                                                        11,205                   11,116

     Effect of dilutive securities:
         Series D Convertible Preferred Stock                                               188                       --
         Employee Stock Options                                                              63                       --
                                                                                    -----------                ---------
     Denominator for diluted earnings per share calculation                              11,456                   11,116
                                                                                    ===========               ==========

     Diluted earnings (loss) per share from continuing operations                   $      0.03               $    (0.23)
                                                                                    ===========               ==========

     Options to purchase 589,437 shares of common stock at prices ranging from $10.32 to $26.25 per share were outstanding at January 31, 1998 but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. In addition, 618,556 shares of common stock issuable upon conversion of convertible subordinated debt are not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

NOTE 4.  INVENTORIES

     Inventories consisted of the following ($ in thousands):

                               JANUARY 31,       OCTOBER 31,
                                  1998              1997
                             -------------     --------------

Parts and materials          $    19,143       $    19,620
Work in process                   17,185            15,595
Finished goods                     1,866             1,817
                             -------------     --------------
                             $    38,194       $    37,032
                             =============     ==============

                                      (6)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

     At January 31, 1998, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above but excluding the environmental remediation activities related to its property located in the City of Santa Clarita, California. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company has made cash expenditures of approximately $0.1 million for these environmental matters during the three months ended January 31, 1998. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

     As prescribed by SOP 96-1, the Company has accrued for its estimated costs, including certain employee compensation costs, for the environmental remediation where the Company is a potentially responsible party under CERCLA and similar state laws. These accruals are adjusted as further information develops or circumstances change. The total remediation costs for the sites associated with these federal and state actions is estimated to be $4.6 million. As of January 31, 1998, all of these estimated costs have been accrued and are reflected in accrued liabilities and, in the case of those costs to be incurred beyond one year, other noncurrent liabilities in the Consolidated Balance Sheet of the Company. The Company, at this time, does not anticipate any additional significant costs, beyond those already recognized, will be incurred in the remediation efforts for these sites. Costs of future expenditures for environmental remediation efforts are not discounted to their present value.

                                      (7)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 6.  LONG-TERM DEBT

     On April 10, 1996, the Company increased the amount of its bank credit facility to $170.0 million. At January 31, 1998, the credit facility consisted of an $85.0 million revolving credit facility that expires in April 2001, of which the Company was permitted to utilize $83.0 million and a $31.9 million term loan payable in quarterly installments until 2001. At January 31, 1998, the interest rate on loans outstanding under the credit agreement was equal to the agent bank's prime rate plus 4.25% with interest payable monthly. At that time, the Company was obligated to pay letter of credit fees which ranged between 4.875% per annum and 5.375% per annum on the aggregate amount of outstanding letters of credit, and commitment fees on the unused amount of the revolving credit facility. Additional borrowings under the credit facility will be used to fund future working capital and other corporate requirements. At January 31, 1998, the Company had $2.1 million of letters of credit outstanding and unused and available credit of $0.8 million under its revolving credit facility.

     The Company's obligations under the credit agreement are secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The agreement includes four financial ratio covenants with respect to financial leverage, cash flow, and net worth. Since July 31, 1996, the Company has not been in compliance with one or more of the four financial ratio covenants and at January 31, 1998 the Company was not in compliance with any of such covenants. The Company has obtained successive waivers of these defaults. The latest waiver dated January 31, 1998 waives the defaults up to but not including March 31, 1998.

     There can be no assurance that in future periods the Company will be in compliance with any of the financial ratio covenants contained in its credit agreement, or that, after expiration of the latest waiver on March 31, 1998, additional waivers of the financial covenants will be obtained. There can be no assurance that any future waivers would contain terms which would be as favorable to the Company as, or would materially differ from, waivers granted in the past. Consequently, bank debt in the amount of $103.1 million, which otherwise would have been classified as noncurrent, has been classified as current. Acceleration of the debt under the credit agreement by the bank lending group upon the Company's failure, after March 30, 1998, to comply with any of the financial ratio covenants noted above would be an event of default under the Company's $15 million 7% convertible subordinated note. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt.

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

     In order to reduce the risk of higher interest expense under the Company's credit agreement that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At January 31, 1998, the unamortized cost was $129,000.

     On January 30, 1998, the Company sold Whittaker Xyplex, Inc. On February 2, 1998 the net cash proceeds of $34.5 million from the sale were used to prepay all of the $31.9 million of term debt under the Company's credit agreement and $2.6 million of loans outstanding under the Company's revolving credit facility. Also on February 2, 1998, commitments under the revolving credit facility were reduced to $82.4 million.

                                      (8)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 7.  BUSINESS SEGMENTS

     The Company develops and provides specialized aerospace and data network services to create products and customer solutions for aircraft, defense and industrial markets and hospitals and other enterprises. The Company operates in two business segments: Aerospace, which designs, manufactures, and distributes a wide variety of fluid control devices and fire detection systems, and Integration Services, which provides professional services for the integration of data networks for hospitals and other enterprises. Prior to the second quarter of 1997, the Company's Integration Services operation did not exist.

     Operating profit is total revenue less operating expenses. General corporate expenses have not been allocated to the business segments and are shown as a separate expense element of operating profit to reconcile to consolidated operating income.

     Information about the Company's operations by business segment for the periods ended January 31, 1998 and 1997 follows ($ in thousands):

                                         FOR THE THREE MONTHS
                                           ENDED JANUARY 31,
                                          1998          1997
                                       ---------     ---------

     SALES:
     Aerospace.......................  $  28,980     $  19,690
     Integration Services............      2,819            --
                                       ---------     ---------
                                       $  31,799     $  19,690
                                       =========     =========

     OPERATING PROFIT (LOSS):
     Aerospace.......................  $   8,078     $   3,485
     Integration Services............       (538)           --
     Corporate and Other.............     (2,042)       (2,349)
                                       ---------     ---------
                                       $   5,498     $   1,136
                                       =========     =========

     The financial statements for prior periods have been restated to reflect the segregation of continuing and discontinued operations. The information presented above for 1997 reflects the removal from the Aerospace segment of amounts relating to the discontinued defense electronics business and the removal of the discontinued Communications segment.

                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS
-------------------

     During the first quarter of 1998 the Company completed the sale of Whittaker Xyplex, Inc. ("Xyplex") to MRV Communications, Inc. ("MRV"), for $35.0 million in cash plus warrants to purchase 421,402 shares of common stock of MRV. Under the terms of its agreement with MRV, Whittaker shall be entitled to receive warrants to purchase an additional 78,598 shares of common stock of MRV upon Whittaker's timely performance of certain covenants. The net proceeds from the sale were used in February to reduce Whittaker's bank debt.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

     Sales. The Company's first quarter 1998 sales from continuing operations of $31.8 million increased by $12.1 million (61.5%) over first quarter sales in the prior year. The Company's Aerospace segment sales for the first quarter of 1998 were up $9.3 million (47.2%) from the same period in 1997 reflecting increased sales of fluid and pneumatic control devices, fire and overheat detectors and cable products. The increase in sales of fire and overheat detectors reflects the successful resolution, in 1998, of the production inefficiencies associated with the 1997 move of operations from Concord, California to Simi Valley, California. Also impacting the overall increase in 1998 sales was the Company's Integration Services Segment which did not exist prior to the second quarter of 1997.

     Gross Margin. The Company's gross margin from continuing operations for the first quarter of 1998 as a percentage of sales was 41.2%, compared with 37.8% for the first quarter of 1997. The first quarter 1998 gross margin consists of Aerospace segment gross margin of $12.1 million (41.6% of sales), and Integration Services gross margin of $1.0 million (36.9% of sales). Aerospace gross margin as a percentage of sales increased from 37.0% in the first quarter of 1997 due primarily to the efficiencies associated with higher sales volume and the successful resolution in 1998 of the production inefficiencies associated with the 1997 move from Concord, California to Simi Valley, California of the fire and overheat detector business.

     Engineering and Development. Engineering and development expenses for continuing operations for the first quarter of 1998 increased slightly from the first quarter of 1997, from $0.2 million to $0.3 million.

     Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for continuing operations for the first quarter of 1998 increased by $1.2 million from the first quarter of 1997, from $6.1 million in 1997 to $7.3 million in 1998. The Integration Services business, which did not exist in the first quarter of 1997, incurred SG&A costs of $1.5 million in the first quarter of 1998. The Aerospace segment SG&A expenses for the first quarter of 1998 and the first quarter of 1997 were $3.7 million. Higher management incentive costs in 1998 were substantially offset by lower allocations of support services costs in 1998 and the absence in 1998 of costs associated with the 1997 move of the fire and overheat detector business from Concord, California to Simi Valley, California.

     Interest Expense. Interest expense increased $1.1 million to $4.9 million for the first quarter of 1998 from $3.8 million for the first quarter of 1997. This increase was the result of higher interest rates in 1998 compared to 1997 partially offset by lower levels of debt in the first quarter of 1998 as compared to the first quarter of 1997.

     Income Taxes. In compliance with FASB 109, the Company has established a full valuation allowance against its current potential carry forward benefits.

     Sales from discontinued operations for the first quarter of 1998 were $16.9 million lower as compared to the first quarter of 1997. The discontinued Communications segment sales were $13.5 million for the first quarter of 1998 compared to $24.7 million for the first quarter of 1997. Sales for the discontinued defense electronics unit which was sold in September of 1997 were $5.6 million for the first quarter of 1997.

                                      (10)

     Gross margin from the discontinued operations for the first quarter of 1998 was lower by $1.0 million as compared to the first quarter of 1997. The effect of the sale of the defense electronics business in 1997 and lower margins in the Communications segment were substantially offset by the absence in the first quarter of 1998 of restructuring and integration costs incurred in the first quarter of 1997.

     The gain on disposal of discontinued operations of $10,085,000 includes the gain on sale of Xyplex of $12,089,000, (net of estimated selling costs of $532,000), $1,432,000 of 1998 operating losses of Xyplex through the date of sale which where in excess of the estimate of these losses previously recorded, and certain other items.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     On April 10, 1996, the Company increased the amount of its bank credit facility to $170.0 million. At January 31, 1998, the credit facility consisted of an $85.0 million revolving credit facility that expires in April 2001, of which the Company was permitted to utilize $83.0 million and a $31.9 million term loan payable in quarterly installments until 2001. At January 31, 1998, the interest rate on loans outstanding under the credit agreement was equal to the agent bank's prime rate plus 4.25% with interest payable monthly. At that time, the Company was obligated to pay letter of credit fees which ranged between 4.875% per annum and 5.375% per annum on the aggregate amount of outstanding letters of credit, and commitment fees on the unused amount of the revolving credit facility. Additional borrowings under the credit facility will be used to fund future working capital and other corporate requirements. At January 31, 1998, the Company had $2.1 million of letters of credit outstanding and unused and available credit of $0.8 million under its revolving credit facility.

     The Company's obligations under the credit agreement are secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The agreement includes four financial ratio covenants with respect to financial leverage, cash flow, and net worth. Since July 31, 1996, the Company has not been in compliance with one or more of the four financial ratio covenants and at January 31, 1998 the Company was not in compliance with any of such covenants. The Company has obtained successive waivers of these defaults. The latest waiver dated January 31, 1998 waives the defaults up to but not including March 31, 1998.

     There can be no assurance that in future periods the Company will be in compliance with any of the financial ratio covenants contained in its credit agreement, or that, after expiration of the latest waiver on March 31, 1998, additional waivers of the financial covenants will be obtained. There can be no assurance that any future waivers would contain terms which would be as favorable to the Company as, or would materially differ from, waivers granted in the past. Consequently, bank debt in the amount of $103.1 million, which otherwise would have been classified as noncurrent, has been classified as current. Acceleration of the debt under the credit agreement by the bank lending group upon the Company's failure, after March 30, 1998, to comply with any of the financial ratio covenants noted above would be an event of default under the Company's $15 million 7% convertible subordinated note. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt.

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

     In order to reduce the risk of higher interest expense under the Company's credit agreement that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At January 31, 1998, the unamortized cost was $129,000.

                                      (11)

---------------------------------------------

     The Company believes that its existing cash and available credit under its revolving credit facility will be adequate to meet future operating cash needs.

     On January 30, 1998, the Company sold Whittaker Xyplex, Inc. On February 2, 1998 the net proceeds of $34.5 million from the sale were used to prepay all of the $31.9 million of term debt under the Company's credit agreement and $2.6 million of loans outstanding under the Company's revolving credit facility. Also on February 2, 1998, commitments under the revolving credit facility were reduced to $82.4 million.

     Debt as a percent of total capitalization (stockholders' equity plus debt) was 119.0% at January 31, 1998, compared with 131.1% at October 31, 1997. The current ratio at January 31, 1998 was 0.71, compared with 0.55 at October 31, 1997, while working capital was ($47.1) million at January 31, 1998, compared with ($76.4) million at October 31, 1997. Excluding the debt reclassifications discussed above, the current ratio would have been 2.57 and working capital would have been $71.0 million at January 31, 1998 and at October 31, 1997 the current ratio and working capital would have been 1.88 and $44.0 million, respectively.

     Cash flow used by continuing operations for the first three months of 1998 was $4.5 million, compared to cash flow provided by continuing operations of $1.8 million for the same period in 1997. The $6.3 million decrease from 1997 to 1998 was due primarily to a decrease in accounts payable and accrued liabilities, a smaller reduction in accounts receivable during the first quarter of 1998 compared to the first quarter of 1997, no change in recoverable income taxes in 1998, and an increase in deferred taxes in 1998 compared to a decrease in 1997. Partially offsetting these items was net income in the first quarter of 1998 compared to a net loss in the first quarter of 1997 and smaller increases in inventories and prepaids in 1998 as compared to 1997.

     Capital expenditures of continuing operations during the first three months of 1998 were $0.5 million, compared to $0.9 million for the same period of 1997. At January 31, 1998, there were approximately $0.3 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations and advances under the credit agreement. Capital expenditure amounts are a component of one of the financial ratio covenants contained in the Company's credit agreement.

     Included in the cash being reported by the Company at January 31, 1998 are the proceeds of $35.0 million received on the sale of Whittaker Xyplex, Inc. These proceeds, less estimated selling expenses, were used in February, to reduce the Company's bank debt. Cash expenditures related to the environmental remediation of a 996-acre parcel of land located in Santa Clarita, California were $0.2 million during the first three months of 1998.

DISPOSITION

     During the first quarter of 1998 the Company completed of the sale of Whittaker Xyplex, Inc. to MRV Communications, Inc., for $35.0 million in cash plus warrants to purchase 421,402 shares of common stock of MRV. Under the terms of its agreement with MRV, Whittaker shall be entitled to receive warrants to purchase an additional 78,598 shares of common stock of MRV upon Whittaker's timely performance of certain covenants. The net proceeds from the sale were used in February to reduce Whittaker's bank debt.

     The gain on disposal of Xyplex recorded by Whittaker was $12.1 million is net of estimated selling costs of $0.5 million. In calculating gain on disposal, the 421,402 warrants were valued at $2.2 million based on their estimated market value at January 31, 1998. No value was placed on the 78,598 warrants.

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

EXHIBITS TO PART I
------------------

I(a)      Calculation of Earnings (Loss) Per Share.

                                      (13)

                                                                    Exhibit I(a)
                             WHITTAKER CORPORATION
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (In thousands, except per share data)

                                          FOR THE THREE MONTHS
                                            ENDED JANUARY 31,
                                          1998            1997
                                      ----------       ----------
BASIC EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net income (loss)                     $   10,407       $  (18,083)

Adjustments:                                  --               --
                                      ----------       ----------

Net income (loss) used in basic
 earnings per share calculations      $   10,407       $  (18,083)
                                      ==========       ==========
Weighted average number of common
 shares outstanding                   $   11,205       $   11,116
                                      ==========       ==========
Basic Earnings (Loss) Per Share       $     0.93       $    (1.63)
                                      ==========       ==========

  Unaudited

                                      (14)

                                                                    Exhibit I(a)
                             WHITTAKER CORPORATION
             CALCULATION OF EARNINGS (LOSS) PER SHARE - (CONTINUED)
                     (In thousands, except per share data)

                                                                   FOR THE THREE MONTHS
                                                                     ENDED JANUARY 31,
                                                                1998                   1997
                                                             ---------              ---------
DILUTED EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net income (loss) used in basic earnings
  per share calculation (above)                              $  10,407              $ (18,083)

Adjustments:                                                        --                     --
                                                             ---------              ---------
Net income (loss) used in diluted
  earnings per share calculations                            $  10,407              $ (18,083)
                                                             =========              =========
DENOMINATOR USED TO CALCULATE DILUTED
  EARNINGS (LOSS) PER SHARE

Weighted average common shares outstanding for
  basic earnings per share calculation (above)                  11,205               11,116

Effect of diluted securities:
  Series D Convertible Preferred Stock                             188                   --
  Employee Stock Options                                            63                   --
                                                              --------             --------
Denominator for diluted earnings
  per share calculation                                         11,456               11,116

Diluted Earnings (Loss) Per Share                            $    0.91             $  (1.63)
                                                             =========             ========

NOTES

Loss per share calculation for 1997 does not include the effect of the Series D Convertible Preferred Stock or Employee Stock Options as such amounts would be antidilutive.



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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  *

     10.1 Tenth Amendment and Waiver dated as of January 31, 1998 among Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.

     11. Statements recomputation of pershare earnings for the three months ended January 31, 1998 (Exhibit I(a) of Part I to this Form 10-Q).

     27.     Financial Data Schedule.

-------------
 * Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

 (b) Reports on Form 8-K.

     During the quarter ended January 31, 1998, the following reports were filed on Form 8-K:

1.   A report on Form 8-K was filed on December 16, 1997. The form reports, in
     Item 5 thereof, the Company's earnings for its fiscal year ended October 31, 1997 and its fourth quarter of 1997.

                                     (16)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WHITTAKER CORPORATION

Date:  March 11, 1998              By:   /s/ John K. Otto
                                         --------------------------------
                                         John K. Otto
                                         Vice President, Chief Financial Officer
                                           and Treasurer

                                 EXHIBIT INDEX


EXHIBIT NO. *                     DESCRIPTION
-----------                       -----------

10.1 Tenth Amendment and Waiver dated as of January 31, 1998 among Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.

11. Statements re computation of per share earnings for the three months ended January 31, 1998 (Exhibit I(a) of Part I to this Form 10-Q).

 27.   Financial Data Schedule.

---------------------
* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.