Form 10-K/A
period 1997-10-31
WHITTAKER CORP
filed 1998-04-08
CIK 106945

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

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

                                    PART I

ITEM 1. BUSINESS. (as amended April 8, 1998 to revise "Continuing Operations - Aerospace Group - Backlog," and "Discontinued Operations - Assets Held for Sale or Development")

GENERAL

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

BACKLOG

  At October 31, 1997, Aerospace Group backlog totaled $70.5 million (compared to $38.7 million at October 31, 1996), of which $10.9 million is not expected to be filled within fiscal 1998. This backlog consisted of control valves and systems ($30.3 million), fire and overheat detectors ($18.3 million), spare parts ($9.3 million), cable and analyzer products ($3.9 million) and other products ($8.7 million). At October 31, 1996 the Aerospace Group backlog totaled $38.7 million and consisted of control valves and systems ($16.5 million), fire and overheat detectors ($10.7 million), spare parts ($5.4 million), cable and analyzer products ($2.6 million) and other products ($3.5 million). The increase in backlog of control valves and systems from 1996 to 1997 is the result of higher levels of production orders in 1997 compared to 1996. The increase in backlog of fire and overheat detectors from 1996 to 1997 is the result of increased production orders in 1997 and the buildup of backlog in 1997 due to production and shipment delays caused by the move of the fire and overheat detector operations from Concord, California to Simi Valley, California. Aerospace backlog includes no unfunded amounts relating to government contracts.

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

 Assets Held for Sale or Development

  Also to be divested is a 996-acre parcel of land formerly used, until 1987, by the Company's former Bermite division, a discontinued technology unit. The land is located in the City of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the city granted the entitlements necessary to develop this property as a mixed-use, residential, commercial, and light industrial development. In February 1996 the city approved a Development Agreement which, among other things, extended the ten-year life of the entitlements to over 20 years. In connection with its ongoing discussions with potential developers, the Company, in the fourth quarter of 1997, wrote down the carrying value of this land by $15.7 million to reflect this asset at its estimated fair value. See Note 3 to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K for information about the parcel remaining to be divested and a discussion of the factors considered by Management in determining the fair value of the land and the amount written down for impairment.

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

DIVIDENDS

  Dividends of $0.25 were last declared on each share of Series D Preferred Stock for the first two quarters of fiscal 1996 and no dividends have been declared or paid during the remainder of fiscal 1996 and fiscal 1997. At October 31, 1997 these accrued and unpaid dividends amounted to $865.76. No dividends have been declared on the Common Stock during the two most recent fiscal years.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. (as amended April 8, 1998 to revise "Results of Operations
- Comparison of 1997 to 1996")

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

 Comparison of 1997 to 1996

  Sales. The Company's sales, from continuing operations, for 1997 of $95.1 million decreased by $3.5 million (3.6%) from the sales in the prior fiscal year. The Company's Aerospace segment sales for fiscal 1997 decreased by $8.8 million (8.9%) from 1996 due to reduced sales from contracts qualifying, under the Company's current policy, for revenue recognition using the percentage of completion method. The Company's policy allows for revenue recognition using the percentage of completion method in accordance with generally accepted accounting principles ("GAAP") when the contract value is greater than $1.0 million and the contract term is longer than one year. With fewer multi-year contracts being awarded to original equipment manufacturers, including the Company, and more customers going to "just in time" ordering, the majority of the Company's revenue in 1997 related to short term contracts where revenue is recorded, in accordance with GAAP, on the completed contract basis. Also negatively impacting 1997 sales were inefficiencies in the production of fire and overheat detectors for the industrial and aircraft markets resulting from the move of the fire and overheat detector operations from Concord, California to Simi Valley, California. Partially offsetting these decreases in the Aerospace segment sales were the sales generated by the Company's newly formed Integration Services business.

  Gross Margin. The Company's gross margin, from continuing operations, for 1997 as a percentage of sales was 29.2%, compared with 49.0% for 1996. The
1997 gross margin consists of Aerospace gross margin of $29.2 million partially offset by losses at the Company's newly formed Integration Services business. Aerospace segment gross margin as a percentage of sales decreased from 49.0% of sales in 1996 to 32.6% in 1997 primarily reflecting production inefficiencies associated with the move of the Concord, California operations to Simi Valley, California, lower sales volume of fluid control devices, increases in inventory valuation allowances in its Aerospace segment related to inventories that the Company had determined to be excess or obsolete. In addition, based on current estimates of the costs to complete certain long term contracts and the related revenue to be derived from these contracts, the Company determined that the completion of these contracts will result in losses. In compliance with AICPA Statement of Position 81-1, the Company has provided for the entire amount of these estimated losses in the current year.

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

                                          ERNST & YOUNG LLP

Los Angeles, California
December 12, 1997

                             WHITTAKER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      FOR THE YEARS ENDED
                                                          OCTOBER 31,
                                                   ----------------------------
                                                     1997       1996     1995
                                                   ---------  --------  -------
                                                              RESTATED--NOTE 2
                                                     (DOLLARS IN THOUSANDS
                                                           EXCEPT FOR
                                                       PER SHARE AMOUNTS)
Sales............................................. $  95,133  $ 98,647  $81,298
Costs and expenses
  Cost of sales...................................    67,308    50,355   43,095
  Engineering and development.....................       965     1,398      925
  Selling, general and administrative.............    26,982    26,618   21,153
  Restructuring costs.............................       --        200      --
  Write-down of asset held for sale or development    15,677       --       --
                                                   ---------  --------  -------
Operating income (loss)...........................   (15,799)   20,076   16,125
Interest expense..................................    18,299    10,937    5,897
Interest income...................................      (456)   (6,295)    (556)
Other expense.....................................     3,495       684      169
                                                   ---------  --------  -------
Income (loss) from continuing operations before
 extraordinary item and provision for taxes.......   (37,137)   14,750   10,615
Provision (benefit) for taxes (Note 7)............    (4,207)    4,933    3,988
                                                   ---------  --------  -------
Income (loss) from continuing operations before
 extraordinary item...............................   (32,930)    9,817    6,627
Discontinued operations (Note 2)
  Income (loss) from discontinued operations......  (122,452)  (26,944)   1,238
  Loss on disposal of discontinued operations.....    (4,791)      --       --
Extraordinary item, less income tax benefit of
 $224 (Note 14)...................................    (3,409)      --       --
                                                   ---------  --------  -------
Net income (loss)................................. $(163,582) $(17,127) $ 7,865
                                                   =========  ========  =======
Earnings (loss) per share
  Continuing operations........................... $   (2.95) $    .93  $   .69
  Discontinued operations
    Income (loss) from discontinued operations....    (10.99)    (2.55)     .13
    Loss on disposal of discontinued operations...      (.43)      --       --
Extraordinary item................................      (.31)      --       --
                                                   ---------  --------  -------
Net income (loss)................................. $  (14.68) $  (1.62) $   .82
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

                             WHITTAKER CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as amended April 8, 1998 to revise Notes 3 and 13)

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

  During the fourth quarter of 1997, in connection with its strategy to reduce debt, the Company decided to sell this land and thus recorded a non-cash write-down of $15.7 million dollars to reflect this asset at $15 million which is the amount the Company estimates it will receive upon the sale of this asset after deducting estimated selling costs. Under Financial Accounting Standards Board Statement No. 121 ("FAS 121"), when an impairment write down is required, the related assets are adjusted to their estimated fair value, net of estimated selling costs. For purposes of FAS 121, fair value has been determined to be the amount a willing buyer would pay a willing seller for such assets in a current transaction that is other than a forced or liquidation sale.

  The cost to perform the environmental remediation of this property necessary to prepare the property for development is estimated to be approximately $14.0 million. However, the Company does not plan to develop the property. In addition, no claim has been asserted or is probable, and no assessment has been made or is probable, against the Company by a governmental agency to remediate this property. Consequently, the Company has not recorded a liability for these costs. These costs are not considered selling costs because they are not costs that must be incurred before legal title can be transferred nor is there a contractual agreement for the sale of the land that obligates the Company to incur these costs in the future. Prospective purchasers of the property, however, have considered these costs when providing the Company with indications of value for the property. The estimated fair value of this property at October 31, 1997 is based upon the current state of the property before remediation.

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

  Information about Whittaker's operations by business segment at October 31, 1997, 1996, and 1995 and for the years then ended follows (dollars in millions):

                                                               DEPRECIATION AND
                                      OPERATING   IDENTIFIABLE   AMORTIZATION     CAPITAL
                              SALES PROFIT (LOSS)    ASSETS        EXPENSE      EXPENDITURES
                              ----- ------------- ------------ ---------------- ------------
     1997
     Aerospace............... $89.8    $ 15.6        $ 81.2          $2.3           $2.1
     Integration Services....   5.3      (4.9)          4.1           0.2            0.1
     Corporate...............   --      (26.5)         82.1           0.3            0.1
                              -----    ------        ------          ----           ----
     Consolidated............ $95.1    $(15.8)       $167.4          $2.8           $2.3
                              =====    ======        ======          ====           ====
     1996
     Aerospace............... $98.6    $ 30.5        $ 79.7          $2.4           $1.6
     Corporate...............   --      (10.4)        260.7           0.2            0.1
                              -----    ------        ------          ----           ----
     Consolidated............ $98.6    $ 20.1        $340.4          $2.6           $1.7
                              =====    ======        ======          ====           ====
     1995
     Aerospace............... $81.3    $ 23.5        $ 77.7          $2.2           $1.1
     Corporate...............   --       (7.4)        149.4           0.2            0.9
                              -----    ------        ------          ----           ----
     Consolidated............ $81.3    $ 16.1        $227.1          $2.4           $2.0
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

    4.9  Revolving Note dated April 10, 1996 by the Registrant in favor of
          NationsBank of Texas, N.A. (Exhibit 4.3 to Form 8-K dated April 24,
          1996).
         (Other instruments defining the rights of holders of long-term debt are not filed because the total amount of securities authorized under any such instrument does not exceed 10% of the consolidated total assets of Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.)
   10.1  Amended and Restated Whittaker Corporation 1992 Stock Option Plan for
          Non-Employee Directors (Exhibit 10.3 to Form 10-K for fiscal year ended October 31, 1996).**
   10.2 Restated Directors' Retirement Plan effective as of August 2, 1985 as amended on January 24, 1991 (Exhibit 10.10 to Form 10-K for fiscal year ended October 31, 1990), as amended on December 16, 1996
          (Exhibit 10.6 to Form 10-K for fiscal year ended October 31, 1996).**
   10.3  Amended and Restated Whittaker Corporation Long-Term Stock Incentive
          Plan (1989) (Exhibit 10.7 to Form 10-K for fiscal year ended October
          31, 1996).**
   10.4  Whittaker Corporation Supplemental Benefit Plan dated November 23,
          1988, as amended June 12, 1990 and as amended July 12, 1991 (Exhibit
          10.8 to Form 10-K for fiscal year ended October 31, 1996).**
   10.5 Whittaker Corporation Excess Benefit Plan dated November 23, 1988, as amended June 21, 1990 (Exhibit 10.9 to Form 10-K for fiscal year ended October 31, 1996).**
   10.6  Whittaker Corporation Supplemental Disability Benefit Plan dated
          November 23, 1988 (Exhibit 10.10 to Form 10-K for fiscal year ended
          October 31, 1996).**
   10.7  Whittaker Corporation Supplemental Retirement and Disability Trust
          Agreement dated November 23, 1988 (Exhibit 10.13 to Form 10-K for fiscal year ended October 31, 1988).**
   10.8  Amended and Restated Whittaker Corporation Supplemental Executive
          Retirement Plan, dated as of January 1, 1996, as amended January 24,
          1997 (Exhibit 10.12 to Form 10-K for fiscal year ended October 31,
          1996).**
   10.9  Amendment and Restatement of Whittaker Corporation Employees' Pension
          Plan dated December 22, 1994, as amended December 15, 1995 (Exhibit
          10.10 to Form 10-K for fiscal year ended October 31, 1995), and as amended effective October 1, 1996 (Exhibit 10.13 to Form 10-K for fiscal year ended October 31, 1996).**
   10.10 Whittaker Corporation Partnership Plan (formerly the Whittaker
          Corporation Savings and Stock Investment Plan), as amended and restated effective November 1, 1994 (Exhibit 10.11 to Form 10-K for fiscal year ended October 31, 1995), as amended June 21, 1996
          (Exhibit 10.2 to Form 10-Q dated September 13, 1996) and as amended
          December 12, 1997 (Exhibit 10.10 to Form 10-K dated January 28,
          1998).**
   10.11 Amended and Restated Credit Agreement dated as of April 10, 1996 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.2 to Form
          8-K dated April 24, 1996).
   10.12 First Amendment and Waiver dated as of September 9, 1996 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form
          10-Q dated September 13, 1996).
   10.13 Second Amendment and Waiver dated as of October 30, 1996 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.17 to Form
          10-K for fiscal year ended October 31, 1996).
   10.14 Third Amendment and Waiver dated as of December 17, 1996 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.18 to Form
          10-K for fiscal year ended October 31, 1996).

   10.15 Fourth Amendment and Waiver dated as of February 26, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form
          10-Q dated January 31, 1997).
   10.16 Fifth Amendment and Waiver dated as of April 29, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form
          10-Q dated April 30, 1997).
   10.17 Sixth Amendment and Waiver dated as of May 30, 1997 among Registrant,
          NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.2 to Form 10-Q dated
          April 30, 1997).
   10.18 Seventh Amendment and Waiver dated as of June 30, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form
          10-Q dated July 31, 1997).
   10.19 Eighth Amendment and Waiver dated as of July 31, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.2 to Form
          10-Q dated July 31, 1997).
   10.20 Ninth Amendment and Waiver dated as of December 31, 1997 among
          Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.20 to Form
          10-K dated January 28, 1998).
   10.21 Stock Purchase Agreement dated as of March 23, 1995 between Registrant and Hughes Aircraft Company, as amended on April 24, 1995 (Exhibit
          10.1 to Form 8-K dated May 8, 1995).
   10.22 Stock Purchase Agreement dated as of March 2, 1996, between Registrant and Raytheon Company (Exhibit 10.1 to Form 8-K dated April 24, 1996).
   10.23 Stock Purchase Agreement dated as of January 19, 1998, between
          Registrant and MRV Communications, Inc. (Exhibit 10.23 to Form 10-K dated January 28, 1998).
   11.   Calculation of earnings per share for the three years ended October
          31, 1997 (Exhibit 11 to Form 10-K dated January 28, 1998).
   21.   Subsidiaries of the Registrant (Exhibit 21 to Form 10-K dated January
          28, 1998).
   23.   Consent of Independent Auditors.
   27.   Financial Data Schedule (Exhibit 27 to Form 10-K dated January 28,
          1998).

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

                                          WHITTAKER CORPORATION

 Date: April 8, 1998                             /s/  John K. Otto
                                          By __________________________________
                                                      John K. Otto
                                             Vice President, Chief Financial
                                                  Officer and Treasurer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


   /s/   Joseph F. Alibrandi         Director and Principal        April 8, 1998
____________________________________ Executive Officer
        Joseph F. Alibrandi

       /s/  John K. Otto             Principal                     April 8, 1998
____________________________________ Financial Officer
            John K. Otto

    /s/   Eva H. L. Jonutis          Principal                     April 8, 1998
____________________________________ Accounting Officer
        (Eva H. L. Jonutis)

  /s/   George H. Benter, Jr.        Director                      April 8, 1998
____________________________________
       George H. Benter, Jr.

                                     Director
____________________________________
         George Deukmejian

                                     Director
____________________________________
         (Jack L. Hancock)

     /s/  Edward R. Muller           Director                      April 8, 1998
____________________________________
         (Edward R. Muller)

      /s/  Gregory T. Parkos         Director                      April 8, 1998
____________________________________
        (Gregory T. Parkos)

     /s/ Malcolm T. Stamper          Director                      April 8, 1998
____________________________________
       (Malcolm T. Stamper)


                                 EXHIBIT INDEX

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
   NO.                                                                PAGE
 -------                                                          ------------

 23      Consent of Independent Auditors.