Form 10-Q/A
period 1998-01-31
WHITTAKER CORP
filed 1998-04-08
CIK 106945

================================================================================

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (as amended on April 8, 1998 to revise Note 6)

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

     Below is a summary of the requirements of the four financial ratio covenants and the actual ratios and levels at January 31, 1998:

                                       Minimum Required            Actual
                                       ----------------            ------
     Fixed Charge Coverage Ratio             1.75                  (0.48)

                                       Maximum Permitted           Actual
                                       -----------------           ------
     Leverage Ratio                          0.45                   1.19

                                       Maximum Permitted           Actual
                                       -----------------           ------
     Cash Flow Ratio                         3.50                 (16.36)

                                       Minimum Required            Actual
                                       ----------------            ------
     Consolidated Net Worth              $135,204,000          $(20,316,000)

     The Company has obtained successive waivers of these defaults. The latest waiver dated January 31, 1998 waives the defaults up to but not including March 31, 1998. The Company does not expect to be in compliance with the above financial ratio covenants within the next twelve months. Consequently, the Company has initiated discussions with other lenders regarding refinancing the current credit agreement with a credit agreement that includes financial ratio covenants with which the Company will be able to comply. Management estimates that such refinancing will be completed in the next several months.

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

                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (as amended April 8, 1998 to revise "Financial Condition and Liquidity")

RECENT DEVELOPMENTS
-------------------

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

     Below is a summary of the requirements of the four financial ratio covenants and the actual ratios and levels at January 31, 1998:

                                       Minimum Required            Actual
                                       ----------------            ------
     Fixed Charge Coverage Ratio             1.75                  (0.48)

                                       Maximum Permitted           Actual
                                       -----------------           ------
     Leverage Ratio                          0.45                   1.19

                                       Maximum Permitted           Actual
                                       -----------------           ------
     Cash Flow Ratio                         3.50                 (16.36)

                                       Minimum Required            Actual
                                       ----------------            ------
     Consolidated Net Worth              $135,204,000          $(20,316,000)

     The Company has obtained successive waivers of these defaults. The latest waiver dated January 31, 1998 waives the defaults up to but not including March 31, 1998. The Company does not expect to be in compliance with the above financial ratio covenants within the next twelve months. Consequently, the Company has initiated discussions with other lenders regarding refinancing the current credit agreement with a credit agreement that includes financial ratio covenants with which the Company will be able to comply. Management estimates that such refinancing will be completed in the next several months.

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

                                      (11)

---------------------------------------------

     The Company believes that its existing cash and available credit under its revolving credit facility will be adequate to meet future operating, debt service, and capital expenditure cash needs provided the Company continues to obtain waivers of the above financial ratio covenant defaults.

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

     Included in the cash being reported by the Company at January 31, 1998 are the proceeds of $35.0 million received on the sale of Whittaker Xyplex, Inc. These proceeds, less estimated selling expenses, were used in February, to reduce the Company's bank debt. The sale of Whittaker Xyplex, Inc. and the application of the sale proceeds to reduce the debt of the Company increased the net worth of the Company and reduced financial leverage but the Company does not expect to be in compliance with the above financial ratio covenants within the next twelve months. Cash expenditures related to the environmental remediation of a 996-acre parcel of land located in Santa Clarita, California were $0.2 million during the first three months of 1998.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  *

     10.1 Tenth Amendment and Waiver dated as of January 31, 1998 among Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto (Exhibit 10.1 to Form 10-Q dated March 11, 1998).

     11. Statements recomputation of pershare earnings for the three months ended January 31, 1998 (Exhibit I(a) of Part I to this Form 10-Q/A).

     27.     Financial Data Schedule (Exhibit 27 to Form 10-Q dated March 11,
             1998).

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


                                   WHITTAKER CORPORATION

Date:  April 8, 1998               By:   /s/ John K. Otto
                                         --------------------------------
                                         John K. Otto
                                         Vice President, Chief Financial Officer
                                           and Treasurer