Form 10-Q
period 1998-04-30
WHITTAKER CORP
filed 1998-06-11
CIK 106945

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                     QUARTERLY PERIOD ENDED APRIL 30, 1998


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




   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO


   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,204,658 shares, par value $.01 per share, as of April 30, 1998.

                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    ($ IN 000, EXCEPT FOR PER SHARE AMOUNTS)
                                  (Unaudited)

                                                              FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                ENDED APRIL 30,                ENDED APRIL 30,
                                                             1998            1997           1998            1997
                                                         ---------     ------------     ---------     ------------
                                                                          (restated)                     (restated)
Sales................................................    $  34,959     $     22,936     $  66,758     $     42,626
Costs and expenses
 Cost of sales.......................................       18,607           14,897        37,296           27,150
 Engineering and development.........................          211              286           548              510
 Selling, general and administrative.................        6,941            7,119        14,216           13,196
                                                         ---------     ------------     ---------     ------------
Operating Profit.....................................        9,200              634        14,698            1,770
 Interest expense....................................        3,237            4,529         8,143            8,357
 Interest income.....................................         (762)             (97)         (980)            (246)
 Other expense.......................................          769              856         1,251              862
                                                         ---------     ------------     ---------     ------------
Income (loss) from continuing operations before
 provision (benefit) for taxes.......................        5,956           (4,654)        6,284           (7,203)
Provision (benefit) for taxes........................           93               --            99               --
                                                         ---------     ------------     ---------     ------------
Income (loss) from continuing operations.............        5,863           (4,654)        6,185           (7,203)
Discontinued operations
 Loss from discontinued operations...................           --          (29,789)                       (45,323)
 Gain on disposal of discontinued operations.........           --               --        10,085               --
                                                         ---------     ------------     ---------     ------------

Net income (loss)....................................    $   5,863     $    (34,443)    $  16,270     $    (52,526)
                                                         =========     ============     =========     ============
Average common shares outstanding (000)..............       11,205           11,149        11,205           11,131
                                                         =========     ============     =========     ============
Basic income (loss) per share
 Continuing operations...............................    $    0.52     $      (0.42)    $    0.55     $      (0.65)
 Discontinued operations
  Loss from discontinued operations..................           --            (2.67)           --            (4.07)
  Gain on disposal of discontinued operations........           --               --          0.90               --
                                                         ---------     ------------     ---------     ------------
Net income (loss) per share..........................    $    0.52     $      (3.09)    $    1.45     $      (4.72)
                                                         =========     ============     =========     ============
Diluted income (loss) per share
 Continuing operations...............................    $    0.51     $      (0.42)    $    0.54     $      (0.65)
 Discontinued operations
  Loss from discontinued operations..................           --            (2.67)           --            (4.07)
  Gain on disposal of discontinued operations........           --               --          0.87               --
                                                         ---------     ------------     ---------     ------------
Net income (loss) per share..........................    $    0.51     $      (3.09)    $    1.41     $      (4.72)
                                                         =========     ============     =========     ============

                                      (2)

See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   ($ in 000)

                                                                            AT APRIL 30,               AT OCTOBER 31,
                                                                                1998                          1997
                                                                         ---------------               ---------------
                                                                            (UNAUDITED)
ASSETS
Current Assets
--------------
Cash............................................................         $           434               $         6,366
Receivables.....................................................                  23,936                        27,337
Inventories.....................................................                  41,013                        37,032
Other current assets............................................                   1,626                           914
Income taxes recoverable........................................                   2,261                         3,238
Deferred income taxes...........................................                  10,893                        11,244
Net current assets of discontinued operations...................                    (423)                        7,766
                                                                         ---------------               ---------------
Total Current Assets............................................                  79,740                        93,897
                                                                         ---------------               ---------------
Property and equipment, at cost.................................                  30,939                        31,381
Less accumulated depreciation and amortization..................                 (21,473)                      (21,550)
Net Property and Equipment......................................                   9,466                         9,831
                                                                         ---------------               ---------------
Other Assets
------------
Goodwill, net of amortization...................................                  13,854                        14,032
Other intangible assets, net of amortization....................                   1,025                         1,119
Notes and other noncurrent receivables..........................                   3,282                         3,443
Other noncurrent assets.........................................                   8,931                         7,672
Net assets held for sale or development.........................                  15,214                        15,214
Net noncurrent assets of discontinued operations................                      --                        22,234
                                                                         ---------------               ---------------
Total Other Assets..............................................                  42,306                        63,714
                                                                         ---------------               ---------------
Total Assets                                                             $       131,512               $       167,442
                                                                         ===============               ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Current maturities of long-term debt............................         $        86,776               $       129,353
Accounts payable................................................                   8,588                         9,579
Accrued liabilities.............................................                  25,501                        31,331
                                                                         ---------------               ---------------
Total Current Liabilities.......................................                 120,865                       170,263
                                                                         ---------------               ---------------
Other Liabilities
-----------------
Long-term debt..................................................                      25                           222
Other noncurrent liabilities....................................                  11,508                        12,603
Deferred income taxes...........................................                  13,567                        15,077
                                                                         ---------------               ---------------
Total Other Liabilities.........................................                  25,100                        27,902
                                                                         ---------------               ---------------
Stockholders' Equity (Deficit)
-----------------------------
Capital stock
 Preferred stock................................................                       1                             1
 Common Stock...................................................                     112                           112
Additional paid-in capital......................................                  72,041                        72,041
Retained earnings (deficit).....................................                 (86,607)                     (102,877)
                                                                         ---------------               ---------------
Total Stockholders' Equity (Deficit)............................                 (14,453)                      (30,723)
                                                                         ---------------               ---------------
Total Liabilities and Stockholders' Equity                               $       131,512               $       167,442
                                                                         ===============               ===============

                                      (3)



See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   ($ IN 000)
                                  (UNAUDITED)

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                     APRIL 30,
                                                                                         ---------------------------------
                                                                                               1998                1997
                                                                                         -------------       -------------
                                                                                                                (RESTATED)
OPERATING ACTIVITIES
Continuing Operations
 Net income (loss)................................................................       $       6,185       $      (7,203)
 Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
  Depreciation and amortization...................................................               1,431               1,427
  Net periodic pension expense....................................................                  98                 294
  Income taxes recoverable........................................................                 977               1,500
  Deferred taxes..................................................................              (1,159)              5,597
  Changes in operating assets and liabilities:
   Receivables....................................................................               2,977               7,602
   Inventories and prepaid expenses...............................................              (4,693)             (7,951)
   Accounts payable and other liabilities.........................................              (6,348)               (212)
                                                                                         -------------       -------------
 Total from continuing operations.................................................                (532)              1,054
                                                                                         -------------       -------------
Discontinued Operations
 Net loss.........................................................................                  --             (45,323)
 Adjustments to reconcile net loss to net cash provided (used) by operations:
  Goodwill and other intangibles impairment charge................................                  --              22,068
  Depreciation and amortization...................................................               2,557               9,605
  Deferred taxes..................................................................               1,023              (5,482)
  Changes in operating assets and liabilities.....................................               2,368              18,333
                                                                                         -------------       -------------
 Total from discontinued operations...............................................               5,948                (799)
                                                                                         -------------       -------------
Net cash provided by operating activities.........................................               5,416                 255
                                                                                         -------------       -------------
INVESTING ACTIVITIES
Continuing Operations
 Proceeds on sale of business.....................................................              35,000                  --
 Sale of property, plant and equipment............................................                 324              16,796
 Purchase of property, plant and equipment........................................              (1,104)             (1,727)
 Collections of notes receivable..................................................                 585                 588
 Increase in assets held for sale or development..................................                  --              (1,362)
 Other items, net.................................................................              (2,921)               (703)
                                                                                         -------------       -------------
 Total from continuing operations.................................................              31,884              13,592
                                                                                         -------------       -------------
Discontinued Operations
 Net proceeds relating to discontinued operations.................................                (913)                800
                                                                                         -------------       -------------
Net cash provided by investing activities.........................................              30,971              14,392
                                                                                         -------------       -------------
FINANCING ACTIVITIES
Net decrease in debt..............................................................             (42,774)            (17,133)
Reduction in deferred debt costs..................................................                 455                 415
Proceeds from shares issued under stock option plans..............................                  --                 716
                                                                                         -------------       -------------
Net cash used by financing activities.............................................             (42,319)            (16,002)
                                                                                         -------------       -------------
Net decrease in cash..............................................................              (5,932)             (1,355)
Cash at beginning of year.........................................................               6,366               1,566
                                                                                         -------------       -------------
Cash at end of period.............................................................       $         434       $         211
                                                                                         =============       =============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
 Interest.........................................................................       $       7,385       $       8,331
                                                                                         =============       =============
 Income taxes.....................................................................       $         157       $         162
                                                                                         =============       =============

                                      (4)


See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   The accompanying consolidated condensed financial statements of Whittaker Corporation and its subsidiaries ("Whittaker" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K/A for the year ended October 31, 1997. The interim financial information is unaudited, but reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles may require management to make certain estimates and assumptions that could affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include, among other things, future costs to complete long-term contracts, valuation of slow moving or obsolete inventories and amounts of estimated liabilities for contingent losses and future costs of litigation. Actual costs could differ from these estimates. The interim financial statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-K/A for the year ended October 31, 1997. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

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

NOTE 2.  DISCONTINUED OPERATIONS

   During the fourth quarter of 1997, the Company, in connection with its strategy to reduce debt and explore strategic options, sold its defense electronics unit and discontinued its Communications segment. During the first quarter of 1998 the Company completed the sale of Whittaker Xyplex, Inc. ("Xyplex") to MRV Communications, Inc. ("MRV"), for $35 million in cash plus warrants to purchase 421,402 shares of common stock of MRV. The net proceeds from the sale were used in February 1998 to reduce Whittaker's bank debt. The Company's financial statements report the operating results and balance sheet items of these discontinued operations separately from its continuing operations. Previously reported financial statements have been restated to reflect the discontinuance of these businesses.

   The gain on disposal of discontinued operations of $10.1 million includes the gain on sale of Xyplex of $12.1 million, (net of estimated selling costs of $0.5 million), $1.4 million of 1998 operating losses of Xyplex through the date of sale which were in excess of the estimate of these losses previously recorded, and certain other items. In calculating the gain on the sale of Xyplex, the 421,402 warrants were valued at $2.2 million based on their estimated market value at January 30, 1998. The warrants have an initial exercise price of $35 and expire on January 29, 2001. The exercise price of the warrants may be adjusted in the future upon the occurrence of certain events.

                                      (5)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 3.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings
(loss) per share in thousands except per share amounts:

                                                               FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS
                                                                        APRIL 30                     ENDED APRIL 30

                                                           -------------------------------     -----------------------
                                                                 1998              1997            1998          1997
                                                           -------------     -------------     ---------     ---------
Basic Earnings (Loss) Per Share
-------------------------------
Net income (loss) from continuing operations available
 to common stockholders                                    $       5,863     $      (4,654)    $   6,185     $  (7,203)
                                                           =============     =============     =========     =========

Weighted average common shares outstanding                        11,205            11,149        11,205        11,131
                                                           =============     =============     =========     =========

Basic income (loss) per share from continuing
 operations                                                $        0.52     $       (0.42)    $    0.55     $   (0.65)
                                                           =============     =============     =========     =========
Diluted Earnings (Loss) Per Share
---------------------------------
Net income (loss) from basic earnings per share
 calculation, above                                        $       5,863     $      (4,654)    $  (6,185)    $  (7,203)

Adjustments                                                           --                --            --            --
                                                           -------------     -------------     ---------     ---------

Net income (loss) from continuing operations for
 diluted earnings per share calculation                    $       5,863     $      (4,654)    $  (6,185)    $  (7,203)
                                                           =============     =============     =========     =========
Weighted average common shares outstanding for basic
 earnings per share calculation, above                            11,205            11,149        11,205        11,131
                                                           =============     =============     =========     =========
Effect of dilutive securities:
 Series D Convertible Preferred Stock                                188                --           188            --
 Employee Stock Options                                              214                --           132            --
                                                           -------------     -------------     ---------     ---------
Denominator for diluted earnings per share calculation            11,607            11,149        11,525        11,131
                                                           =============     =============     =========     =========

Diluted earnings (loss) per share from continuing
 operations                                                $        0.51     $       (0.42)    $    0.54     $   (0.65)
                                                           =============     =============     =========     =========


   Options to purchase 298,937 shares of common stock at prices ranging from $12.06 to $26.25 per share were outstanding at April 30, 1998 but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. In addition, 618,556 shares of common stock issuable upon conversion of convertible subordinated debt are not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

NOTE 4.  INVENTORIES

   Inventories consisted of the following ($ in thousands):

                                                               April 30,              October 31,
                                                                 1998                    1997
                                                         ------------------       ----------------
Parts and materials                                      $           21,092       $         19,620
Work in process                                                      17,834                 15,595
Finished goods                                                        2,087                  1,817
                                                         ------------------       ----------------
                                                         $           41,013       $         37,032
                                                         ==================       ================

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

   At April 30, 1998, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above but excluding the environmental remediation activities related to its property located in the City of Santa Clarita, California. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company has made cash expenditures of approximately $0.9 million for these environmental matters during the six months ended April 30, 1998. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

   As prescribed by SOP 96-1, the Company has accrued for its estimated costs, including certain employee compensation costs, for the environmental remediation where the Company is a potentially responsible party under CERCLA and similar state laws. These accruals are adjusted as further information develops or circumstances change. As of April 30, 1998 the Company estimates that the total remaining unpaid remediation costs for the sites associated with these federal and state actions is $4.3 million. As of April 30, 1998, all of these estimated costs have been accrued and are reflected in accrued liabilities and, in the case of those costs to be incurred beyond one year, other noncurrent liabilities in the Consolidated Balance Sheet of the Company. The Company, at this time, does not anticipate any additional significant costs, beyond those already recognized, will be incurred in the remediation efforts for these sites. Costs of future expenditures for environmental remediation efforts are not discounted to their present value.

NOTE 6.  LONG-TERM DEBT

   On April 10, 1996, the Company increased the amount of its bank credit facility to $170.0 million ("old facility" or "old agreement"). At April 30, 1998, the old facility consisted of an $82.4 million revolving credit facility that was scheduled to expire in April 2001, of which the Company was permitted to utilize $80.4 million. At April 30, 1998, the interest rate on loans outstanding under the old facility was equal to the agent bank's prime rate plus 4.25% with interest payable monthly. At that time, the Company was obligated to pay letter of credit fees which ranged between 4.875% per annum and 5.375% per annum on the aggregate amount of outstanding letters of credit, and commitment fees on the unused amount of the old facility. At April 30, 1998, the Company had $2.1 million of letters of credit outstanding and unused and available credit of $6.8 million under the old facility.

                                      (7)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 6.  LONG-TERM DEBT--(CONTINUED)

   At April 30, 1998 the Company's obligations under the old agreement were secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The old agreement included four financial ratio covenants with respect to financial leverage, cash flow, and net worth. Since July 31, 1996, the Company had not been in compliance with one or more of the four financial ratio covenants and at April 30, 1998 the Company was not in compliance with any of such covenants. Below is a summary of the requirements of the four financial ratio covenants and the actual ratios and levels at April 30, 1998:

                                                        Minimum Required             Actual
                                                     -----------------------   ------------------
Fixed Charge Coverage Ratio                                             1.75                0.05
                                                        Maximum Permitted           Actual
                                                     -----------------------   -----------------
Leverage Ratio                                                          0.45                1.20
                                                        Maximum Permitted           Actual
                                                     -----------------------   -----------------
Cash Flow Ratio                                                         3.00               18.42
                                                        Minimum Required            Actual
                                                     -----------------------   -----------------
Consolidated Net Worth                                          $138,135,000        $(14,453,000)

   The Company obtained successive waivers of these defaults. The latest waiver dated March 31, 1998 waived the defaults up to but not including May 29, 1998.

   On May 28, 1998, the Company and a group of lenders entered into a new credit agreement ("new facility" or "new agreement") that consists of a $45 million revolving credit facility that expires in May 2001 and a $40 million term loan that is repayable in quarterly installments over five years. The new agreement includes financial covenants with respect to financial leverage, earnings and fixed charge coverage with which the Company expects to be able to comply. Interest rates under the new credit agreement are substantially lower then under the old agreement. Proceeds from the new facility were used to repay all of the $70 million of indebtedness then outstanding under the Company's old agreement. The new facility provides additional availability to fund working capital requirements and acquisitions.

   As a result of the Company's non-compliance with the financial ratio covenants contained in the old agreement, bank debt in the amount of $71.5 million as of April 30, 1998, which otherwise would have been classified as noncurrent, has been classified as current. Acceleration of the debt under the old agreement by the bank lending group upon the Company's failure, after May 29, 1998, to comply with any of the financial ratio covenants noted above would have been an event of default under the Company's $15 million 7% convertible subordinated note. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt.

   Under the Company's 7% convertible subordinated note, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of April 30, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. At April 30, 1998 the unpaid dividends on the Series D Preferred Stock amounted to $1,154.35.

   In order to reduce the risk of higher interest expense that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At April 30, 1998, the unamortized cost was $106,000.

                                      (8)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 6.  LONG-TERM DEBT--(CONTINUED)

   On January 30, 1998, the Company sold Whittaker Xyplex, Inc. On February 2, 1998 the net cash proceeds of $34.5 million from the sale were used to prepay debt under the Company's old agreement. Also on February 2, 1998, commitments under the old facility were reduced to $82.4 million.

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

   Information about the Company's operations by business segment for the periods ended April 30, 1998 and 1997 follows ($ in thousands):

                                                 For the Three Months         For the Six Months
                                                   Ended April 30,              Ended April 30,
                                                  1998          1997          1998          1997
                                             ----------     ---------     ---------     ---------
Sales:
Aerospace................................    $   33,043     $  21,228     $  62,023     $  40,918
Integration Services.....................         1,916         1,708         4,735         1,708
                                             ----------     ---------     ---------     ---------
                                             $   34,959     $  22,936     $  66,758     $  42,626
                                             ==========     =========     =========     =========
OPERATING PROFIT (LOSS):
Aerospace................................    $   11,618     $   4,992     $  19,696     $   8,477
Integration Services.....................          (971)       (1,094)       (1,509)       (1,094)
Corporate and Other......................        (1,447)       (3,264)       (3,489)       (5,613)
                                             ----------     ---------     ---------     ---------
                                             $    9,200     $     634     $  14,698     $   1,770
                                             ==========     =========     =========     =========

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

                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended April 30, 1998 and 1997

   Sales. The Company's second quarter 1998 sales from continuing operations of $35.0 million increased by $12.0 million (52.4%) over second quarter sales in the prior year. The Company's Aerospace segment sales for the second quarter of 1998 were up $11.8 million (55.7%) from the same period in 1997 reflecting increased sales of fluid and pneumatic control devices in the commercial and industrial markets, higher levels of repair and overhaul business and increased sales of fire and overheat detectors and cable products. The increase in sales of fire and overheat detectors reflects the successful resolution, in 1998, of the production inefficiencies associated with the 1997 move of operations from Concord, California to Simi Valley, California. The Company's Integration Services segment sales for the second quarter of 1998 of $1.9 million increased by $0.2 million from the second quarter of 1997 reflecting a full three months of operation in 1998.

   Gross Margin. The Company's gross margin from continuing operations for the second quarter of 1998 as a percentage of sales was 46.8%, compared with 35.0% for the second quarter of 1997. The second quarter 1998 gross margin consists of Aerospace segment gross margin of $16.0 million (48.4% of sales), and Integration Services gross margin of $0.4 million (19.3% of sales). Aerospace gross margin as a percentage of sales increased from 39.8% in the second quarter of 1997 due primarily to the efficiencies associated with higher sales volume, increased levels of higher margin repair and overhaul business and the successful resolution in 1998 of the production inefficiencies associated with the 1997 move from Concord, California to Simi Valley, California of the fire and overheat detector business. Integration Services gross margin increased by $0.8 million from a loss of $0.4 million in 1997. The Integration Services segment was formed during the second quarter of 1997 and the 1997 second quarter results reflect the inefficiencies associated with a start-up operation.

   Engineering and Development. Engineering and development expenses for continuing operations for the second quarter of 1998 decreased slightly from the second quarter of 1997, from $0.3 million to $0.2 million.

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for continuing operations for the second quarter of 1998 decreased by $0.2 million from the second quarter of 1997, from $7.1 million in 1997 to $6.9 million in 1998. The Aerospace segment SG&A expenses for the second quarter of 1998 were $4.2 million compared to $3.2 million in 1997. The Integration Services segment SG&A expenses were $1.3 million for the second quarter of 1998 compared to $0.7 million in 1997. The increase in Aerospace SG&A expenses in 1998 reflects primarily higher management incentive costs. The higher level of SG&A expense in the Integration Services segment reflects the results for a full three months in 1998 compared to 1997 expenses for only that portion of the second quarter during which the Integration Services segment existed. Offsetting these increases was a reduction in SG&A expenses at the Corporate level of $1.8 million reflecting reduced legal costs and the consolidation and elimination of certain functions.

   Interest Expense. Interest expense decreased $1.3 million to $3.2 million for the second quarter of 1998 from $4.5 million for the second quarter of 1997. This decrease was the result of lower levels of debt in 1998 compared to 1997 partially offset by higher interest rates in 1998 as compared to 1997.

   Interest Income. During the second quarter of 1998, the Company received an interest payment of $0.7 million related to a $0.5 million federal tax refund for the 1987 tax year.

   Income Taxes. In compliance with FASB 109, the Company has a full valuation allowance against its current potential carry forward benefits.

                                      (10)

COMPARISON OF SIX MONTHS ENDED APRIL 30, 1998 AND 1997

   Sales. The Company's sales from continuing operations for the first six months of 1998 of $66.8 million increased by $24.1 million (56.6%) over sales from continuing operations for the first six months of 1997. The Company's Aerospace segment sales for the first six months of 1998 were up $21.1 million (51.6%) from the same period in 1997 reflecting increased sales of fire and overheat detectors in the aircraft product line, fluid and pneumatic control devices in both the commercial and military markets and cable products. The Company's Integration Services segment sales for the first six months of 1998 were $4.7 million compared to $1.7 million for the same period in 1997. This increase reflects sales for a full six months of operations for this segment which was formed in the second quarter of 1997.

   Gross Margin. The Company's gross margin for the first six months of 1998 as a percentage of sales was 44.1% compared to 36.3% for the first six months of 1997. The Aerospace segment gross margin for the first six months of 1998 increased by $12.2 million from $15.9 million (38.8% of sales) for the first six months of 1997 to $28.1 million (45.2% of sales) for the first six months of 1998. The $12.2 million increase and the improvement as a percentage of sales from 1997 to 1998 are the result of the successful resolution in 1998 of the production inefficiencies associated with the 1997 move of the fire and overheat detector operations from Concord, California to Simi Valley, California, efficiencies associated with higher sales volume and increased levels of higher margin repair and overhaul business. The Integration Services segment gross margin increased by $1.8 million from a loss of $0.4 million for the first six months of 1997 to $1.4 million for the first six months of 1998. The Integration Services segment was formed in the second quarter of 1997 and the 1997 six-month results reflect a gross margin for less than a full six months and the inefficiencies associated with a start-up operation.

   Engineering and Development. Engineering and development expenses for continuing operations for the first six months of 1998 were $0.5 million and were essentially unchanged from the same period of 1997.

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for continuing operations for the first six months of 1998 increased by $1.0 million from $13.2 million in 1997 to $14.2 million in 1998. The Aerospace segment SG&A expenses for the first six months of 1998 were $7.9 million compared to $6.9 million for the first six months of 1997. The Integration Services segment SG&A expenses for the first six months of 1998 were $2.8 million compared to $0.7 million for the first six months of 1997. The increase in SG&A expenses for the Aerospace segment reflects primarily higher management incentive costs in 1998 partially offset by lower selling expenses in 1998 for fire and overheat detectors compared to the comparable 1997 period.
The higher level of SG&A expenses for the Integration Services segment reflects six months of expenses during 1998 compared to 1997 expenses beginning with its formation in the second quarter of 1997. Partially offsetting these increases was a reduction in SG&A expenses at the Corporate level of $2.1 million reflecting reduced legal costs and the consolidation and elimination of certain functions.

   Interest Expense. Interest expense decreased slightly for the first six months of 1998 compared to the first six months of 1997, from $8.4 million to $8.1 million. This decrease was the result of lower levels of debt during the 1998 period compared to 1997. The effect of lower levels of debt during 1998 was substantially offset by higher interest rates during the first six months of 1998 compared to the first six months of 1997.

   Interest Income. During the second quarter of 1998, the Company received an interest payment of $0.7 million related to a $0.5 million federal tax refund for the 1987 tax year.

   Income Taxes. In compliance with FASB 109, the Company has a full valuation allowance against its current potential carry forward benefits.

   Sales from discontinued operations for the first six months of 1998 were $38.7 million lower as compared to the first six months of 1997. The discontinued Communications segment sales were $13.5 million for the first six months of 1998 compared to $43.6 million for the first six months of 1997. Sales for the discontinued defense electronics unit which was sold in September of 1997 were $8.5 million for the first six months of 1997.

                                      (11)

   Gross margin from the discontinued operations for the first six months of 1998 was lower by $10.5 million as compared to the first six months of 1997. This decrease reflects the sale of the discontinued defense electronics unit in September of 1997 and the sale of a discontinued Communications segment unit, Whittaker Xyplex, Inc. ("Xyplex") in the first quarter of 1998.

   The gain on disposal of discontinued operations of $10.1 million includes the gain on sale of Xyplex of $12.1 million, (net of estimated selling costs of $0.5 million), $1.4 million of 1998 operating losses of Xyplex through the date of sale which where in excess of the estimate of these losses previously recorded, and certain other items.

FINANCIAL CONDITION AND LIQUIDITY

   On April 10, 1996, the Company increased the amount of its bank credit facility ("old facility" or "old agreement") to $170.0 million. At April 30, 1998, the old facility consisted of an $82.4 million revolving credit facility that was scheduled to expire in April 2001, of which the Company was permitted to utilize $80.4 million. At April 30, 1998, the interest rate on loans outstanding under the old facility was equal to the agent bank's prime rate plus 4.25% with interest payable monthly. At that time, the Company was obligated to pay letter of credit fees which ranged between 4.875% per annum and 5.375% per annum on the aggregate amount of outstanding letters of credit, and commitment fees on the unused amount of the old facility. At April 30, 1998, the Company had $2.1 million of letters of credit outstanding and unused and available credit of $6.8 million under the old facility.

   At April 30, 1998 the Company's obligations under the old agreement were secured by a pledge of shares of stock of subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The old agreement included four financial ratio covenants with respect to financial leverage, cash flow, and net worth. Since July 31, 1996, the Company had not been in compliance with one or more of the four financial ratio covenants and at April 30, 1998 the Company was not in compliance with any of such covenants. Below is a summary of the requirements of the four financial ratio covenants and the actual ratios and levels at April 30, 1998:

                                                        Minimum Required             Actual
                                                     -----------------------   ------------------
Fixed Charge Coverage Ratio                                             1.75                0.05
                                                        Maximum Permitted           Actual
                                                     -----------------------   -----------------
Leverage Ratio                                                          0.45                1.20
                                                        Maximum Permitted           Actual
                                                     -----------------------   -----------------
Cash Flow Ratio                                                         3.00               18.42
                                                        Minimum Required            Actual
                                                     -----------------------   -----------------
Consolidated Net Worth                                          $138,135,000        $(14,453,000)

   The Company obtained successive waivers of these defaults. The latest waiver dated March 31, 1998 waived the defaults up to but not including May 29, 1998.

   On May 28, 1998, the Company and a group of lenders entered into a new credit agreement ("new facility" or "new agreement") that consists of a $45 million revolving credit facility that expires in May 2001 and a $40 million term loan that is repayable in quarterly installments over five years. The new agreement includes financial covenants with respect to financial leverage, earnings and fixed charge coverage with which the Company expects to be able to comply. Interest rates under the new credit agreement are substantially lower then under the old agreement. Proceeds from the new facility were used to repay all of the $70 million indebtedness then outstanding under the Company's old agreement.
The new facility provides additional availability to fund working capital requirements and acquisitions.

   As a result of the Company's non-compliance with the financial ratio covenants contained in the old agreement, bank debt in the amount of $71.5 million as of April 30, 1998, which otherwise would have been classified as noncurrent, has been classified as current. Acceleration of the debt under the old agreement by the bank lending group upon the Company's failure, after May 29, 1998, to comply with any of the financial ratio covenants noted above would have been an event of default under the Company's $15 million 7% convertible subordinated note. Because of this possible cross default, the entire $15 million principal balance of the 7% convertible subordinated note has also been classified as current debt.

                                      (12)

   Under the Company's 7% convertible subordinated note, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of April 30, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. At April 30, 1998 the unpaid dividends on the Series D Preferred Stock amounted to $1,154.35.

   In order to reduce the risk of higher interest expense that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At April 30, 1998, the unamortized cost was $106,000.

   The Company believes that cash from operations and available credit under its new credit facility will be adequate to meet future operating, debt service, and capital expenditure cash needs.

   On January 30, 1998, the Company sold Whittaker Xyplex, Inc. On February 2, 1998 the net proceeds of $34.5 million from the sale were used to prepay debt under the Company's old credit agreement. Also on February 2, 1998, commitments under the then existing revolving credit facility were reduced to $82.4 million.

   Debt as a percent of total capitalization (stockholders' equity plus debt) was 120.0% at April 30, 1998, compared with 131.1% at October 31, 1997. The current ratio at April 30, 1998 was 0.66, compared with 0.55 at October 31, 1997, while working capital was ($41.1) million at April 30, 1998, compared with ($76.4) million at October 31, 1997. Excluding the debt reclassifications discussed above, the current ratio would have been 2.32 and working capital would have been $45.4 million at April 30, 1998 and at October 31, 1997 the current ratio and working capital would have been 1.88 and $44.0 million, respectively.

   Cash flow used by continuing operations for the first six months of 1998 was $0.6 million, compared to cash flow provided by continuing operations of $1.1 million for the same period in 1997. The $1.7 million decrease from 1997 to 1998 was due primarily to an increase in deferred taxes in 1998 compared to a decrease in 1997, a greater decrease in accounts payable and accrued liabilities in the first six months of 1998 compared to the first six months of 1997 and a smaller reduction in accounts receivable in 1998 compared to 1997.
Substantially offsetting these decreases was net income in the first six months of 1998 compared to a net loss in the first six months of 1997 and smaller increases in inventories and prepaids during the first six months of 1998 compared to the first six months of 1997.

   Capital expenditures of continuing operations during the first six months of 1998 were $1.1 million, compared to $1.7 million for the same period of 1997.
At April 30, 1998, there were approximately $2.0 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations and advances under the Company's new credit agreement. Under the terms of the Company's new credit agreement, capital expenditures may not exceed specified annual amounts.

   Cash expenditures related to the environmental remediation of a 996-acre parcel of land located in Santa Clarita, California were $0.6 million during the first six months of 1998.

DISPOSITION

   During the first quarter of 1998 the Company completed of the sale of Whittaker Xyplex, Inc. to MRV Communications, Inc., for $35.0 million in cash plus warrants to purchase 421,402 shares of common stock of MRV. The net proceeds from the sale were used in February to reduce Whittaker's bank debt.

   The $12.1 million gain on disposal of Xyplex recorded by Whittaker was net of estimated selling costs of $0.5 million. In calculating gain on disposal, the 421,402 warrants were valued at $2.2 million based on their estimated market value at January 31, 1998.

                                      (13)

IMPACT OF YEAR 2000

   The Company has undertaken a number of initiatives to address the impact of the Year 2000 on its business. These initiatives include assessments of its systems and products, discussions with its suppliers and customers, and the implementation of remedial action plans where necessary. Some of these initiatives have been completed while others are still in progress. The Company is currently in the process of replacing a computer system (both hardware and software) in its Aerospace segment with a system that is fully Year 2000 compliant. The cost of this new system is estimated to be $2.0 million with a significant portion of these costs being capitalized. The Company estimates that all corrective actions will be completed by February 1999. Customers and suppliers of the Company are in various stages of upgrading their systems to be Year 2000 compliant. In view of the large number of alternative suppliers, the Company believes that the failure of a supplier to become Year 2000 compliant would not have a material adverse effect on the Company.

SUBSEQUENT EVENTS

   On May 4, 1998 the Company and Hughes Electronics Corporation ("Hughes") entered into an agreement (the "Amendment"), to modify certain terms of the Company's 1995 purchase of Hughes LAN Systems, Inc. (now known as Whittaker Communications, Inc.) from Hughes. Under the Stock Purchase Agreement between the Company and Hughes, dated April 24, 1995 (the "Prior Agreement"), the Company issued to Hughes a 7% convertible subordinated note in the principal amount of $15 million, due May 1, 2005 (the "Note").

   The Amendment provides that Whittaker may elect to make certain payments due to Hughes under the terms of the Prior Agreement in cash or in shares of Whittaker common stock. In accordance with the terms of the Amendment, the Company has elected to make these payments to Hughes by issuing to Hughes 107,841 newly issued shares of Whittaker common stock. The Amendment also provides that no such further payments shall be payable by the Company. The Company and Hughes have also agreed in the Amendment to release any and all existing claims against each other.

   The Amendment modifies the Note by (a) changing the conversion price from $24.25 per share to $16.97 per share; and (b) if the Company redeems all or a portion of the Note prior to May 4, 2002, obligating the Company to issue to Hughes a warrant to purchase the number of shares of Whittaker common stock which Hughes could have received upon conversion of the principal amount so redeemed by the Company ("Warrant"). The form of Warrant states that the exercise price of the Warrant will be based on the conversion price of $16.97 and adjusted in accordance with customary anti-dilutive protections similar to those affecting the conversion of the Note. The form of Warrant also provides that the number of shares subject to the Warrant will be adjusted based upon similar anti-dilutive principles. If the entire principal amount of the Note was converted as of the date of the Amendment into Whittaker common stock, the Company would be required (under the Amendment and the Note, as amended) to issue, and has thus reserved for issuance, 883,912 shares of Whittaker common stock.

   On May 28, 1998, the Company and a group of lenders entered into a new credit agreement that consists of a $45 million revolving credit facility that expires in May 2001 and a $40 million term loan that is repayable in quarterly installments over five years. The new agreement includes financial covenants with respect to financial leverage, earnings and fixed charge coverage. The Company expects to be able to comply with such covenants. Interest rates under the new credit agreement are substantially lower then under the prior credit agreement. Proceeds from the new credit facility were used to repay all of the $70 million of indebtedness outstanding under the Company's prior credit agreement. The new credit facility provides additional availability to fund working capital requirements and acquisitions.

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

                                      (14)

EXHIBITS TO PART I
------------------

I(a)  Calculation of Earnings (Loss) Per Share.

                                      (15)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                          For the Six Months
                                                                                            Ended April 30,
                                                                                       1998                   1997
                                                                                   -------------         --------------
BASIC EARNINGS (LOSS) PER SHARE
EARNINGS (LOSS)
Net income (loss)                                                                  $      16,270         $      (52,526)
Adjustments:                                                                                  --                     --
                                                                                   -------------         --------------
Net income (loss) used in basic earnings per share calculations                    $      16,270         $      (52,526)
                                                                                   =============         ==============
Weighted average number of common shares outstanding                                      11,205                 11,131
                                                                                   =============         ==============
Basic Earnings (Loss) Per Share                                                    $        1.45         $        (4.72)
                                                                                   =============         ==============

                                      (16)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
             CALCULATION OF EARNINGS (LOSS) PER SHARE - (CONTINUED)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                              For the Six Months
                                                                                               Ended April 30,
                                                                                         1998                   1997
                                                                                   -------------         --------------
DILUTED EARNINGS (LOSS) PER SHARE
EARNINGS (LOSS)
Net income (loss) used in basic earnings per share calculation (above)             $      16,270         $      (52,526)
Adjustments:                                                                                  --                     --
                                                                                   -------------         --------------
Net income (loss) used in diluted earnings per share calculations                  $      16,270         $      (52,526)
                                                                                   =============         ==============
DENOMINATOR USED TO CALCULATE DILUTED EARNINGS (LOSS) PER SHARE
Weighted average common shares outstanding for basic earnings per share                   11,205                 11,131
 calculation (above)
Effect of dilutive securities:
 Series D Convertible Preferred Stock                                                        188                     --
 Employee Stock Options                                                                      132                     --
                                                                                   -------------         --------------
Denominator for diluted earnings per share calculation                                    11,525                 11,131
                                                                                   =============         ==============
Diluted Earnings (Loss) Per Share                                                  $        1.41         $        (4.72)
                                                                                   =============         ==============

NOTES

Loss per share calculation for 1997 does not include the effect of the Series D Convertible Preferred Stock or Employee Stock Options as such amounts would be antidilutive.

                                      (17)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   The Company's Annual Meeting of Stockholders was held on April 3, 1998. At the Annual Meeting, the stockholders voted on the election of George H. Benter, Jr., George Deukmejian and Gregory T. Parkos as directors for a three-year term and ratified the appointment of Ernst & Young LLP as the Company's independent auditor for the fiscal year ending October 31, 1998. The votes cast with respect to each of these matters were as follows:

                                                                  Votes Against or
                                               Votes For             Withheld             Abstentions        Broker Non-Votes
                                           ------------------   ------------------      ------------------   ------------------

1.  Election of Directors                           8,132,802               59,144            1,974,333                    0
      George H. Benter, Jr.                         8,135,267               56,679            1,974,333                    0
      George Deukmejian                             8,132,256               59,690            1,974,333                    0
      Gregory T. Parkos
2.  Ratification of Appointment of                  8,153,922               18,894            1,993,463                    0
    Ernst & Young LLP

   Directors elected at the meeting were George H. Benter, Jr., George Deukmejian and Gregory T. Parkos and directors whose term of office continued following the Annual Meeting were Joseph F. Alibrandi, Jack L. Hancock, Edward
R. Muller and Malcolm T. Stamper.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)    Exhibits.  *

       3.2        Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1989), as amended
                  September 30, 1994 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1994), December 16,
                  1996 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1996) and June 25, 1997.

       4.1        Term Note dated May 28, 1998 by the Registrant in favor of CIBC Inc. (Exhibit 4.1 to Form 8-K dated
                  June 1, 1998).

       4.2        Term Note dated May 28, 1998 by the Registrant in favor of The First National Bank of Chicago (Exhibit 4.2 to Form 8-K dated June 1, 1998).

       4.3        Term Note dated May 28, 1998 by the Registrant in favor of Van Kampen American Capital Prime Rate Income
                  Trust (Exhibit 4.3 to Form 8-K dated June 1, 1998).

                                      (18)


       4.4        Term Note dated May 28, 1998 by the Registrant in favor of
                  Banque Paribas (Exhibit 4.4 to Form 8-K dated June 1, 1998).

       4.5 Revolving Note dated May 28, 1998 by the Registrant in favor of CIBC Inc. (Exhibit 4.5 to Form 8-K dated June 1, 1998).

       4.6 Revolving Note dated May 28, 1998 by the Registrant in favor of The First National Bank of Chicago (Exhibit 4.6 to Form 8-K dated June 1, 1998).

       4.7 Revolving Note dated May 28, 1998 by the Registrant in favor of Van Kampen American Capital Prime Rate Income Trust
                  (Exhibit 4.7 to Form 8-K dated June 1, 1998).

       4.8 Revolving Note dated May 28, 1998 by the Registrant in favor of Banque Paribas (Exhibit 4.8 to Form 8-K dated June 1,
                  1998).

       4.9 Swingline Note dated May 28, 1998 by the Registrant in favor of CIBC Inc. (Exhibit 4.9 to Form 8-K dated June 1, 1998).

       4.10       Allonge No. 1 dated May 4, 1998 to 7% Convertible Subordinated
                  Note dated April 24, 1995 by the Registrant in favor of Hughes
                  Electronics Corporation (Exhibit 10.2 to Form 8-K dated May 7,
                  1998).

       10.1       Eleventh Amendment and Waiver dated as of March 31, 1998 among
                  Registrant, NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.

       10.2 Second Amendment to Stock Purchase Agreement dated May 4, 1998 between the Registrant and Hughes Electronics Corporation
                  (Exhibit 10.1 to Form 8-K dated May 7, 1998).

       10.3       Credit Agreement dated as of May 28, 1998 among the
                  Registrant, Canadian Imperial Bank of Commerce, as
                  Administrative Agent, The First National Bank of Chicago, as
                  Documentation Agent, and certain commercial lending institutions, as the Lenders (Exhibit 10.1 to Form 8-K dated
                  June 1, 1998).

       11. Statements re computation of per share earnings for the six months ended April 30, 1998 (Exhibit I(a) of Part I to this
                  Form 10-Q).

       27.        Financial Data Schedule.
------------------
*  Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

(b)    Reports on Form 8-K.

       During the quarter ended April 30, 1998, the following reports were filed on Form 8-K:

1.     A report on Form 8-K was filed on February 3, 1998. The form reports, in
       Item 5 thereof, the Company's completion of the sale of its Whittaker
       Xyplex, Inc. subsidiary on January 30, 1998.

2.     A report on Form 8-K was filed on March 3, 1998. The form reports, in
       Item 5 thereof, the Company's earnings for its first quarter of 1998 and Restated Selected Financial Data and Quarterly Financial Data.

3. A report on Form 8-K/A was filed on April 6, 1998. The form reports, in Items 2 and 7 thereof, the pro forma financial information in connection the sale of its Whittaker Xyplex, Inc. subsidiary on January 30, 1998.

                                      (19)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WHITTAKER CORPORATION


Date:  June 10, 1998              By: /s/ John K. Otto
                                      ------------------------------------
                                      John K. Otto
                                        Vice President, Chief Financial Officer
                                           and Treasurer

                                 EXHIBIT INDEX

                                                                                             SEQUENTIALLY
EXHIBIT NO.            DESCRIPTION                                                          NUMBERED PAGE
-----------            -----------                                                          -------------

  3.2                 Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended October 31,
                      1989), as amended September 30, 1994 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1994), December 16, 1996 (Exhibit 3.2 to Form 10-K for
                      fiscal year ended October 31, 1996) and June 25, 1997.

  10.1                Eleventh Amendment and Waiver dated as of March 31, 1998 among Registrant,
                      NationsBank of Texas, N.A., as Agent, and certain other financial institutions as signatories thereto.

  11.                 Statements re computation of per share earnings for the six months ended
                      April 30, 1998 (Exhibit I(a) of Part I to this Form 10-Q).

  27.                 Financial Data Schedule