Form 10-Q
period 1998-07-31
WHITTAKER CORP
filed 1998-09-14
CIK 106945

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                      QUARTERLY PERIOD ENDED JULY 31, 1998


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,332,199 shares, par value $.01 per share, as of July 31, 1998.
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    ($ IN 000, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                            ENDED JULY 31,                         ENDED JULY 31,
                                                      1998               1997                1998                1997
                                                    --------           --------            --------            --------
                                                                       (restated)                              (restated)

Sales.....................................         $  33,937           $   22,519          $  95,960          $   63,437

Costs and expenses
  Cost of sales...........................            16,114               16,035             50,085              41,075
  Engineering and development.............               190                  189                591                 697
  Selling, general and administrative.....             6,491                5,646             17,935              18,152
                                                   ---------           ----------          ---------          ----------
Operating Profit                                      11,142                  649             27,349               3,513

  Interest expense........................             2,310                5,471             10,453              13,828
  Interest income.........................              (217)                (104)            (1,197)               (350)
  Other expense...........................               786                 (429)             2,037                 433
                                                   ---------           ----------          ---------          ----------
Income (loss) from continuing
   operations before provision (benefit)
   for taxes..............................             8,263               (4,289)            16,056             (10,398)

Benefit for taxes.........................           (20,315)                  --            (20,194)                 --
                                                   ---------           ----------          ---------          ----------
Income (loss) from continuing operations..            28,578               (4,289)            36,250             (10,398)

Discontinued operations
  Gain (loss) from discontinued
   operations.............................               917              (22,809)              (570)            (69,226)
  Gain on disposal of discontinued
   operations.............................                --                   --             10,085                  --
                                                   ---------            ---------          ---------          ----------
Net income (loss).........................         $  29,495            $ (27,098)         $  45,765          $  (79,624)
                                                   =========            =========          =========          ==========
Average common shares outstanding (000)...            11,295               11,149             11,241              11,136
                                                   =========            =========          =========          ==========

Basic income (loss) per share
  Continuing operations...................         $    2.53            $   (0.38)         $    3.22          $    (0.93)
Discontinued operations
  Gain (loss) from discontinued
   operations.............................              0.08                (2.05)             (0.05)              (6.22)
  Gain on disposal of discontinued
   operations.............................               --                    --               0.90                  --
                                                   ---------            ---------          ---------          ----------

Net income (loss) per share...............         $    2.61            $   (2.43)         $    4.07          $    (7.15)
                                                   =========            =========          =========          ==========
Diluted income (loss) per share
  Continuing operations....................        $    2.29            $   (0.38)         $    2.99          $    (0.93)
 Discontinued operations
  Gain (loss) from discontinued
   operations..............................             0.07                (2.05)             (0.05)              (6.22)
  Gain on disposal of discontinued
   operations..............................               --                   --               0.82                  --
                                                   ---------            ---------          ---------          ----------
Net income (loss) per share................        $    2.36            $   (2.43)         $    3.76          $    (7.15)
                                                   =========            =========          =========          ==========

See Notes to Consolidated Condensed Financial Statements

                                      (2)

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  ($ IN 000)


                                                        AT JULY 31,            AT OCTOBER 31,
                                                           1998                     1997
                                                        -----------            --------------
                                                        (UNAUDITED)              (RESTATED)
ASSETS
Current Assets
--------------
Cash....................................                 $    1,076            $    6,366
Receivables.............................                     21,667                23,702
Inventories.............................                     41,655                37,009
Other current assets....................                      1,346                   772
Income taxes recoverable................                      5,150                 3,238
Deferred income taxes...................                     21,721                11,244
Net current assets of discontinued
 operations.............................                     (1,065)                7,057
                                                         ----------            ----------
Total Current Assets....................                     91,550                89,388
                                                         ----------            ----------
Property and equipment, at cost.........                     30,065                29,896
Less accumulated depreciation and
 amortization...........................                    (20,354)              (20,433)
                                                         ----------            ----------
Net Property and Equipment..............                      9,711                 9,463
                                                         ----------            ----------
Other Assets
------------
Goodwill, net of amortization...........                     13,765                14,032
Other intangible assets, net of                                 981                 1,106
 amortization...........................
Notes and other noncurrent receivables..                      3,209                 3,443
Other noncurrent assets.................                      9,934                 7,637
Net assets held for sale................                     15,214                15,214
Net noncurrent assets of discontinued
 operations.............................                        342                22,650
                                                         ----------            ----------
Total Other Assets......................                     43,445                64,082
                                                         ----------            ----------
Total Assets                                             $  144,706            $  162,933
                                                         ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Current maturities of long-term debt....                 $    1,228            $  129,353
Accounts payable........................                      6,857                 9,086
Accrued liabilities.....................                     23,205                27,315
                                                         ----------            ----------
Total Current Liabilities...............                     31,290               165,754
                                                         ----------            ----------
Other Liabilities
-----------------
Long-term debt..........................                     80,018                   222
Other noncurrent liabilities............                     12,724                12,603
Deferred income taxes...................                         96                15,077
                                                         ----------            ----------
Total Other Liabilities.................                     92,838                27,902
                                                         ----------            ----------
Stockholders' Equity (Deficit)
------------------------------
Capital stock
 Preferred stock........................                          1                     1
 Common Stock...........................                        113                   112
Additional paid-in capital..............                     77,576                72,041
Retained earnings (deficit).............                    (57,112)             (102,877)
                                                         ----------            ----------
Total Stockholders' Equity (Deficit)....                     20,578               (30,723)
                                                         ----------            ----------
Total Liabilities and Stockholders' Equity               $  144,706            $  162,933
                                                         ==========            ==========

See Notes to Consolidated Condensed Financial Statements

                                      (3)

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   ($ IN 000)
                                  (UNAUDITED)

                                                                                                FOR THE NINE MONTHS
                                                                                                   ENDED JULY 31,
                                                                                              ---------------------
                                                                                                1998          1997
                                                                                              -------       -------
                                                                                                         (RESTATED)
OPERATING ACTIVITIES
Continuing Operations
  Income (loss) from continuing operations.........................................           $  36,250    $ (10,398)
  Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
  Depreciation and amortization....................................................               1,897        2,009
  Net periodic pension expense.....................................................                  --          155
  Income taxes recoverable.........................................................              (1,912)       4,597
  Deferred taxes...................................................................             (25,458)       5,145
  Changes in operating assets and liabilities:
     Receivables...................................................................               1,451       11,268
     Inventories and prepaid expenses..............................................              (5,220)      (6,505)
     Accounts payable and other liabilities........................................              (6,339)      (2,081)
                                                                                              ---------    ---------
  Total from continuing operations.................................................                 669        4,190
                                                                                              ---------    ---------
Discontinued Operations
  Net loss.........................................................................                (570)     (69,226)
  Adjustments to reconcile net loss to net cash provided (used) by operations:
   Goodwill and other intangibles impairment charge................................                  --       30,175
   Depreciation and amortization...................................................               2,774       15,386
   Deferred taxes..................................................................               1,023       (3,308)
   Net periodic pension expense....................................................                  --          286
   Changes in operating assets and liabilities.....................................               2,774       22,239
                                                                                              ---------    ---------
  Total from discontinued operations...............................................               6,001       (4,448)
                                                                                              ---------    ---------
Net cash provided (used) by operating activities...................................               6,670         (258)
                                                                                              ---------    ---------
INVESTING ACTIVITIES
Continuing Operations
  Proceeds on sale of business.....................................................              35,000           --
  Sale of property, plant and equipment............................................                 266       16,802
  Purchase of property, plant and equipment........................................              (2,019)      (1,934)
  Collections of notes receivable..................................................                 818        1,225
  Increase in assets held for sale or development..................................                  --       (1,262)
  Other items, net.................................................................              (1,557)         134
                                                                                              ---------    ---------
  Total from continuing operations.................................................              32,508       14,965
                                                                                              ---------    ---------
Discontinued Operations
 Net proceeds relating to discontinued operations..................................              (1,077)       1,434
                                                                                              ---------    ---------
Net cash provided by investing activities..........................................              31,481       16,399
                                                                                              ---------    ---------
FINANCING ACTIVITIES
Net decrease in debt...............................................................             (48,329)     (14,490)
(Increase) decrease in deferred debt costs.........................................                (648)         695
Tax benefit on stock option exercises..............................................               3,962           --
Issuance of common stock...........................................................               1,432           --
Proceeds from shares issued under stock option plans...............................                 142          716
                                                                                              ---------    ---------
Net cash used by financing activities..............................................             (43,441)     (13,079)
                                                                                              ---------    ---------
Net increase (decrease) in cash....................................................              (5,290)       3,062
Cash at beginning of year..........................................................               6,366        1,566
                                                                                              ---------    ---------
Cash at end of period..............................................................           $   1,076    $   4,628
                                                                                              =========    =========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest.........................................................................           $   8,839    $  12,549
                                                                                              =========    =========
  Income taxes.....................................................................           $     193    $     316
                                                                                              =========    =========

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

   In February 1998, the Financial Accounting Standards Board issued FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for the Company's 1999 fiscal year. FAS No. 132 supersedes the disclosure requirements in FAS No. 87, FAS No. 88 and FAS No. 106 and attempts to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

   In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for the Company's 2000 fiscal year. Because of the Company's minimal use of derivatives, it does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 2.  DISCONTINUED OPERATIONS

   During the third quarter of 1998, the Company decided to sell its Integration Services business, Aviant Information, Inc. On August 20, 1998, the Company sold the assets and business of Aviant Information, Inc. to Enterprise Consulting Group, Inc. During the first quarter of 1998 the Company completed the sale of its previously discontinued Communications business, Whittaker Xyplex, Inc. ("Xyplex") to MRV Communications, Inc. ("MRV"), for $35 million in cash plus warrants to purchase 421,402 shares of common stock of MRV. The net proceeds from the sale were used to reduce the Company's bank debt. The Company's financial statements report the operating results and balance sheet items of these discontinued operations separately from its continuing operations. Previously reported financial statements have been restated to reflect the discontinuance of these businesses.

                                      (5)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 2.  DISCONTINUED OPERATIONS--(CONTINUED)

   Operating results of the discontinued operations were as follows:

                                                  FOR THE THREE MONTHS                       FOR THE NINE MONTHS
                                                     ENDED JULY 31                               ENDED JULY 31
                                                ------------------------                  ------------------------
                                                   1998          1997                         1998          1997
                                                ----------    ---------                   ----------    ----------
Sales...........................................  $ 1,221     $ 26,077                      $  5,956     $  79,946
Costs and expenses..............................    2,238       48,886                         8,482       149,172
                                                  -------     --------                      --------     ---------
Income (loss) before taxes......................   (1,017)     (22,809)                       (2,526)      (69,226)
Tax provision (benefit).........................   (1,934)          --                        (1,956)           --
                                                  -------     --------                      --------     ---------
Income (loss) from
 discontinued operations........................  $   917     $(22,809)                     $   (570)    $ (69,226)
                                                  =======     ========                      ========     =========


     Net assets of the discontinued businesses at July 31, 1998 and October 31, 1997 were as follows:

                                                        JULY 31, 1998         OCTOBER 31, 1997
                                                        -------------         ----------------
Current assets..........................................   $ 2,120                  $27,834
Current liabilities.....................................     3,185                   20,777
                                                           -------                  -------
  Net current assets....................................    (1,065)                   7,057
                                                           -------                  -------
Property, plant and equipment...........................       326                    5,505
Other noncurrent assets.................................        16                   22,448
Deferred taxes..........................................        --                   (5,303)
                                                           -------                  -------
Net noncurrent assets...................................       342                   22,650
                                                           -------                  -------
Net assets..............................................   $  (723)                 $29,707
                                                           =======                  =======

   The gain on disposal of discontinued operations of $10.1 million includes the gain on sale of Xyplex of $12.1 million (net of estimated selling costs of $0.5 million), $1.4 million of 1998 operating losses of Xyplex through the date of sale which were in excess of the estimate of these losses previously recorded, and certain other items. In calculating the gain on the sale of Xyplex, the 421,402 warrants were valued at $2.2 million based on their estimated market value at January 30, 1998. The warrants have an initial exercise price of $35 and expire on January 29, 2001. The exercise price of the warrants may be adjusted in the future upon the occurrence of certain events.


                                      (6)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3.  EARNINGS PER SHARE

     The following table sets forth for continuing operations the computation of basic and diluted earnings (loss) per share in thousands except per share amounts:

                                                            FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                               ENDED JULY 31                     ENDED JULY 31
                                                            --------------------             --------------------
                                                            1998           1997              1998           1997
                                                           ------         ------            ------         ------
Basic Earnings (Loss) Per Share
-------------------------------
Net income (loss) from continuing operations
 available to common stockholders                          $28,578        $(4,289)         $36,250         $(10,398)
                                                           =======        =======          =======         ========
Weighted average common shares outstanding                  11,295         11,149           11,241           11,136
                                                           =======        =======          =======         ========
Basic income (loss) per share from continuing
 operations                                                $  2.53        $ (0.38)         $  3.22         $  (0.93)
                                                           =======        =======          =======         ========

Diluted Earnings (Loss) Per Share
---------------------------------
Net income (loss) from basic earnings per share
 calculation, above                                        $28,578        $(4,289)         $36,250         $(10,398)
Add after-tax interest on convertible debt                     175             --              517               --
                                                           -------        -------          -------         --------
Net income (loss) from continuing operations for
 diluted earnings per share calculation                    $28,753        $(4,289)         $36,767         $(10,398)
                                                           =======        =======          =======         ========
Weighted average common shares outstanding for
 basic earnings per share calculation, above                11,295         11,149           11,241           11,136
Effect of dilutive securities:
  Series D Convertible Preferred Stock                         188             --              188               --
  Employee stock options                                       217             --              165               --
  Convertible debt                                             883             --              707               --
                                                           -------        -------          -------         --------
Denominator for diluted earnings per share
 calculation                                                12,583         11,149           12,301           11,136
                                                           =======        =======          =======         ========
Diluted earnings (loss) per share from continuing
  operations                                               $  2.29        $ (0.38)         $  2.99         $  (0.93)
                                                           =======        =======          =======         ========




     Options to purchase 119,041 shares of common stock at prices ranging from $14.94 to $26.25 per share were not included in the computation of diluted earnings per share for the third quarter of 1998 because their inclusion would be antidilutive. Options to purchase 271,452 shares of common stock at prices ranging from $10.32 to $26.25 per share were not included in the computation of diluted earnings per share for the nine months ended July 31, 1998 because their inclusion would be antidilutive. Loss per share calculations for the 1997 periods do not include the effect of the Series D Convertible Preferred Stock, employee stock options or the convertible debt as such amounts would be anti-dilutive.

NOTE 4.  INVENTORIES

     Inventories consisted of the following ($ in thousands):

                                            JULY 31,       OCTOBER 31,
                                              1998            1997
                                           ---------       -----------
Parts and materials                        $ 20,993         $ 19,597
Work in process                              18,780           15,595
Finished goods                                1,882            1,817
                                           --------         --------
                                           $ 41,655         $ 37,009
                                           ========         ========

                                      (7)

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

     At July 31, 1998, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above but excluding the environmental remediation activities related to its property located in the City of Santa Clarita, California. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company has made cash expenditures of approximately $1.4 million for these environmental matters during the nine months ended July 31, 1998. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

     As prescribed by SOP 96-1, the Company has accrued for its estimated costs, including certain employee compensation costs, for the environmental remediation where the Company is a potentially responsible party under CERCLA and similar state laws. These accruals are adjusted periodically as further assessment and remediation efforts progress or as technical and legal information becomes available. As of July 31, 1998, the Company estimates that the total remaining unpaid remediation costs for the sites associated with these federal and state actions is $3.8 million. As of July 31, 1998, all of these estimated costs have been accrued and are reflected in accrued liabilities and, in the case of those costs to be incurred beyond one year, other noncurrent liabilities in the Consolidated Balance Sheet of the Company. The Company, at this time, does not anticipate any additional significant costs, beyond those already recognized, will be incurred in the remediation efforts for these sites. Costs of future expenditures for environmental remediation efforts are not discounted to their present value.

                                      (8)

NOTE 6.  LONG-TERM DEBT

     On May 28, 1998, the Company and a group of lenders entered into a new credit agreement that consists of a $45 million revolving credit facility that expires in May 2001 and a $40 million term loan that is repayable in quarterly installments over five years. Interest on loans outstanding under the credit agreement is based, at the Company's option, on a "base rate" or on a "eurodollar rate." The annual interest rate based on the base rate may range between the agent bank's prime rate plus 0.5% and the agent bank's prime rate plus 1.75%. The annual interest rate based on the eurodollar rate may range between LIBOR plus 1.75% and LIBOR plus 3.0%. The Company is obligated to pay letter of credit fees which may range between 2.0% per annum and 3.0% per annum on the aggregate amount of outstanding letters of credit. The Company is also obligated to pay commitment fees which may range between 0.375% per annum and 0.50% per annum on the unused portion of the revolving credit facility. The applicable margin over LIBOR or the prime rate, the applicable letter of credit fee, and the applicable commitment fee are determined by reference to the Company's leverage ratio as defined in the credit agreement. As of July 31, 1998, the weighted average interest rate on loans outstanding under the credit agreement was 8.56%. At July 31, 1998, the Company's debt totaled $81.2 million, which consisted of $26.0 million of loans outstanding under its revolving credit facility, $40.0 million outstanding under the term loan, $15.0 million of convertible subordinated debt and $0.2 million of other debt. In addition there were $1.8 million of letters of credit outstanding under the revolving credit facility. The new agreement includes financial covenants with respect to financial leverage, earnings and fixed charge coverage. Proceeds from the new agreement were used to repay all of the $70 million of indebtedness previously outstanding under the Company's prior credit agreement. The new facility provides additional availability to fund working capital requirements and acquisitions.

     Under the Company's 7% convertible subordinated note, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of July 31, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. At July 31, 1998, the amount of accrued and unpaid dividends on the Series D Preferred Stock was $1,298.64.

     In order to reduce the risk of higher interest expense that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At July 31, 1998, the unamortized cost was $83,200.

     On January 30, 1998, the Company sold Whittaker Xyplex, Inc. On February 2, 1998 the net cash proceeds of $34.5 million from the sale were used to prepay debt under the Company's prior credit facility.

NOTE 7. INCOME TAXES

     The continuing operations benefit for taxes for the third quarter of 1998 was $20.3 million and included a $23.1 million federal tax benefit. For the nine months of 1998 the continuing operations benefit for taxes was $20.2 million and included a $25.7 million federal tax benefit. During the third quarter of 1998, the Company determined that, because of improved 1998 operating results and the favorable outlook for future operating results, previously recorded valuation allowances against federal tax benefits from prior year operating losses were no longer appropriate. Consequently, the Company reversed these valuation allowances at the end of the third quarter resulting in the above tax benefits.


                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THREE MONTHS ENDED JULY 31, 1998 AND 1997

     Sales. The Company's third quarter 1998 sales from continuing operations of $33.9 million increased by $11.4 million (50.7%) over third quarter sales in the prior year reflecting increased sales of fire and overheat detectors in the aircraft market, increased sales of fluid and pneumatic control devices in both the commercial and military markets, increased sales of spare parts in the commercial market and higher levels of repair and overhaul business. Sales of spare parts in the military market for the third quarter of 1998 decreased from the third quarter of 1997. The increase in sales of fire and overheat detectors reflects the successful resolution in 1998 of the production inefficiencies associated with the 1997 move of the fire and overheat detector operations from Concord, California to Simi Valley, California.

     Gross Margin. The Company's gross margin from continuing operations for the third quarter of 1998 was $17.8 million (52.5% of sales) compared to $6.5 million (28.8% of sales) for the third quarter of 1997. Gross margin as a percentage of sales increased from 1997 to 1998 due primarily to efficiencies associated with higher sales volume, increased levels of higher margin spare parts and repair and overhaul business primarily in the commercial market, the resolution in 1998 of the production inefficiencies associated with the 1997 move of the fire and overheat detector business from Concord, California to Simi Valley, California, and higher inventory valuation allowances recorded in the third quarter of 1997 than in the third quarter of 1998.

     Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for continuing operations for the third quarter of 1998 were $6.5 million compared to $5.6 million in the third quarter of 1997. This increase reflects higher levels of management incentive costs at the operating units in 1998 as compared to 1997 partially offset by a reduction of SG&A at the Corporate level of $0.8 million reflecting primarily reduced legal costs.

     Interest Expense. Interest expense for the third quarter of 1998 decreased by $3.2 million from the third quarter of 1997. This decrease resulted from lower levels of debt and lower interest rates in the 1998 third quarter compared with the third quarter of 1997.

     Other Expense. Other expense for the third quarter of 1998 increased by $1.2 million over the third quarter of 1997. This increase reflects the net effect of the absence in the 1998 third quarter of certain items, primarily the gain on the sale of an investment and the loss on disposal of non-productive assets, which are included in the 1997 third quarter.

     Income Taxes. The continuing operations benefit for taxes for the third quarter of 1998 was $20.3 million and included a $23.1 million federal tax benefit. During the third quarter of 1998, the Company determined that, because of improved 1998 operating results and the favorable outlook for future operating results, previously recorded valuation allowances against federal tax benefits from prior year operating losses were no longer appropriate. Consequently, the Company reversed such valuation allowances at the end of the third quarter resulting in the above tax benefit.

     Discontinued Operations. The gain from discontinued operations of $0.9 million for the third quarter of 1998 includes the after-tax losses of the Company's Integration Services segment and benefits from prior year tax losses of $1.1 million. The loss from discontinued operations of $22.8 million for the third quarter of 1997 includes the operating results of the Integration Services segment as well as the operating results of the Company's previously discontinued Communications segment and defense electronics business.


                                      (10)

COMPARISON OF NINE MONTHS ENDED JULY 31, 1998 AND 1997

    Sales. The Company's sales from continuing operations for the first nine months of 1998 of $96.0 million increased by $32.5 million (51.3%) over sales from continuing operations for the first nine months of 1997. This increase was primarily attributable to increased sales of fire and overheat detectors in the aircraft market, fluid and pneumatic control devices in both the commercial and military markets, cable products and a higher level of repair and overhaul business in 1998.

    Gross Margin. The Company's gross margin from continuing operations for the nine months of 1998 was $45.9 million (47.8% of sales) compared to $22.4 million (35.3% of sales) for the nine months of 1997. Gross margin as a percentage of sales increased from 1997 to 1998 due primarily to the resolution in 1998 of the production inefficiencies associated with the 1997 move of the fire and overheat detector business from Concord, California to Simi Valley, California, the efficiencies associated with higher sales volume, increased levels of higher margin spare parts and repair and overhaul business primarily in the commercial market, and higher inventory valuation allowances recorded in 1997 than in 1998.

    Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for continuing operations for the nine months of 1998 were $17.9 million compared to $18.2 million for the third quarter of 1997. Reduced expenses at the Corporate level in 1998, primarily legal costs, and lower selling expenses at the operating units in 1998 were substantially offset by increased management incentive costs at the operating units.

    Interest Expense. Interest expense for the nine months of 1998 decreased by $3.4 million from the nine months of 1997. This decrease resulted from lower levels of debt during 1998 compared with 1997 and, to a lesser extent, lower interest rates during the nine months of 1998 compared to the nine months of 1997.

    Other Expense. Other expense for the nine months of 1998 was $2.0 million, an increase of $1.6 million over the nine months of 1997. This increase reflects the net effect of the absence in the nine months of 1998 of certain items, primarily the gain on the sale of an investment and the loss on disposal of certain non-productive assets, which are included in the nine months of 1997.

    Income Taxes. The continuing operations benefit for taxes for the nine months of 1998 was $20.2 million and included a $25.7 million federal tax benefit. During the third quarter of 1998, the Company determined that, because of improved 1998 operating results and the favorable outlook for future operating results, previously recorded valuation allowances against federal tax benefits from prior year operating losses were no longer appropriate. Consequently, the Company reversed these valuation allowances at the end of the third quarter resulting in the above tax benefit.

    Discontinued Operations. The loss from discontinued operations of $0.6 million for the first nine months of 1998 includes the after-tax losses of the Company's discontinued Integration Services segment and benefits from prior year tax losses of $1.1 million. The loss from discontinued operations of $69.2 million for the first nine months of 1997 includes the operating results of the Integration Services segment as well as the operating results of the Company's previously discontinued Communications segment and defense electronics unit.

    The gain on disposal of discontinued operations for the first nine months of 1998 includes the gain on the sale of Whittaker Xyplex, Inc. ("Xyplex") of $12.1 million (net of estimated selling costs of $0.5 million), $1.4 million of operating losses of Xyplex through the date of sale which were in excess of the estimate of these losses previously recorded, and certain other items.



                                      (11)

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

    On May 28, 1998, the Company and a group of lenders entered into a new credit agreement that consists of a $45 million revolving credit facility that expires in May 2001 and a $40 million term loan that is repayable in quarterly installments over five years. Interest on loans outstanding under the credit agreement is based, at the Company's option, on a "base rate" or on a "eurodollar rate." The annual interest rate based on the base rate may range between the agent bank's prime rate plus 0.5% and the agent bank's prime rate plus 1.75%. The annual interest rate based on the eurodollar rate may range between LIBOR plus 1.75% and LIBOR plus 3.0%. The Company is obligated to pay letter of credit fees which may range between 2.0% per annum and 3.0% per annum on the aggregate amount of outstanding letters of credit. The Company is also obligated to pay commitment fees which may range between 0.375% per annum and 0.50% per annum on the unused portion of the revolving credit facility. The applicable margin over LIBOR or the prime rate, the applicable letter of credit fee, and the applicable commitment fee are determined by reference to the Company's leverage ratio as defined in the credit agreement. As of July 31, 1998, the weighted average interest rate on loans outstanding under the credit agreement was 8.56%. At July 31, 1998, the Company's debt totaled $81.2 million, which consisted of $26.0 million of loans outstanding under its revolving credit facility, $40.0 million outstanding under the term loan, $15.0 million of convertible subordinated debt and $0.2 million of other debt. In addition there were $1.8 million of letters of credit outstanding under the revolving credit facility. The new agreement includes financial covenants with respect to financial leverage, earnings and fixed charge coverage. Proceeds from the new agreement were used to repay all of the $70 million of indebtedness previously outstanding under the Company's prior credit agreement. The new facility provides additional availability to fund working capital requirements and acquisitions.

    Under the Company's 7% convertible subordinated note, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. As of July 31, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. At July 31, 1998, the amount of accrued and unpaid dividends on the Series D Preferred Stock was $1,298.64.

    In order to reduce the risk of higher interest expense that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At July 31, 1998, the unamortized cost was $83,200.

    On January 30, 1998, the Company sold Whittaker Xyplex, Inc. On February 2, 1998, the net cash proceeds of $34.5 million from the sale were used to prepay debt under the Company's prior credit facility.

    The Company believes that cash from operations and available credit under its new credit facility will be adequate to meet future operating, debt service, and capital expenditure cash needs.

    Debt as a percent of total capitalization (stockholders' equity plus debt) was 79.8% at July 31, 1998, compared with 131.1% at October 31, 1997. The current ratio at July 31, 1998 was 2.93:1, compared with 0.54:1 at October 31, 1997, while working capital was $60.3 million at July 31, 1998, compared with ($76.4) million at October 31, 1997. As a result of the Company's non-compliance with the financial ratio covenants contained in its prior credit agreement, debt in the amount of $120.3 million as of October 31, 1997, which otherwise would have been classified as noncurrent, was classified as current. Excluding those debt reclassifications, the current ratio would have been 1.97:1 at October 31, 1997 and working capital would have been $43.9 million at October 31, 1997.

    Cash flow provided by continuing operations for the first nine months of 1998 was $.07 million, compared to $4.2 million for the same period in 1997. The $3.5 million decrease from 1997 to 1998 was due primarily to an increase in deferred and recoverable taxes in 1998 compared to a decrease in 1997, a smaller reduction in accounts receivable in the first nine months of 1998 compared to the first nine months of 1997, and a greater decrease in accounts payable and accrued liabilities in 1998 compared to 1997. Substantially offsetting these decreases was net income in the first nine months of 1998 compared to a net loss in the first nine months of 1997.


                                      (12)

    On May 4, 1998, the Company and Hughes Electronics Corporation ("Hughes") entered into an agreement (the "Amendment"), to modify certain terms of the Company's 1995 purchase of Hughes LAN Systems, Inc. (now known as Whittaker Communications, Inc.) from Hughes. Under the Stock Purchase Agreement between the Company and Hughes, dated April 24, 1995 (the "Prior Agreement"), the Company issued to Hughes a 7% convertible subordinated note in the principal amount of $15 million, due May 1, 2005 (the "Note").

    The Amendment provides that Whittaker may elect to make certain payments due to Hughes under the terms of the Prior Agreement in cash or in shares of Whittaker common stock. In accordance with the terms of the Amendment, the Company elected to make these payments to Hughes by issuing to Hughes 107,841 newly issued shares of Whittaker common stock. The Amendment also provides that no such further payments shall be payable by the Company. The Company and Hughes also agreed in the Amendment to release any and all existing claims against each other.

    The Amendment modifies the Note by (a) changing the conversion price from $24.25 per share to $16.97 per share; and (b) if the Company redeems all or a portion of the Note prior to May 4, 2002, obligating the Company to issue to the Holder of the Note a warrant to purchase the number of shares of Whittaker common stock which the Holder of the Note could have received upon conversion of the principal amount so redeemed by the Company ("Warrant"). The form of Warrant states that the exercise price of the Warrant will be based on the conversion price of $16.97 and adjusted in accordance with customary anti-dilutive protections similar to those affecting the conversion of the Note. The form of Warrant also provides that the number of shares subject to the Warrant will be adjusted based upon similar anti-dilutive principles. If the entire principal amount of the Note was converted as of the date of the Amendment into Whittaker common stock, the Company would be required (under the Amendment and the Note, as amended) to issue, and has thus reserved for issuance, 883,912 shares of Whittaker common stock.

     On June 12, 1998, the Company issued to Hughes fifteen 7% convertible subordinated notes, each in the principal amount of $1 million (the "Notes"), in exchange for the $15 million Note which was cancelled. The terms of each of the $1 million Notes are identical, except for the principal amount, to the terms of the $15 million Note, as amended by the Amendment. Hughes subsequently sold all of the Notes to other investors.

     Capital expenditures of continuing operations during the first nine months of 1998 were $2.0 million, compared to $1.9 million for the same period of 1997. At July 31, 1998, there were approximately $1.1 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations and advances under the Company's new credit agreement. Under the terms of the Company's new credit agreement, capital expenditures may not exceed specified annual amounts.

     Cash expenditures related to the environmental remediation of a 996-acre parcel of land located in Santa Clarita, California were $1.1 million during the first nine months of 1998.

IMPACT OF YEAR 2000

     The Company has undertaken a number of initiatives to address the anticipated impact of the Year 2000 on its business. These initiatives include assessments of its systems and products, discussions with its suppliers and customers, and the implementation of remedial action plans where necessary. Some of these initiatives have been completed while others are still in progress. The Company is currently in the process of replacing a computer system (both hardware and software) used in its fire and overheat detector business with a system that is fully Year 2000 compliant. The cost of this new system is estimated to be $2.0 million with a significant portion of these costs being capitalized. As of July 31, 1998, the Company has incurred approximately $1.1 million of this cost. The Company estimates that all corrective actions will be completed by February 1999. The Company has contacted or is in the process of contacting its third party service providers to determine their ability to become Year 2000 compliant. To date, all of the service providers who have been contacted have indicated that they are or will be fully Year 2000 compliant. Customers and suppliers of the Company are in various stages of upgrading their systems to be Year 2000 compliant. In view of the large number of alternative suppliers, the Company believes that the failure of a supplier to become Year 2000 compliant would not have a material adverse effect on the Company.


                                      (13)

SUBSEQUENT EVENTS

     On August 20, 1998, the Company sold the assets and business of its Integration Services business, Aviant Information, Inc., to Enterprise Consulting Group, Inc., a wholly-owned subsidiary of Superior Consultant Holdings Corporation. A portion of the proceeds from the sale were used to reduce the Company's bank debt.

     Statements made herein that are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The risk factors that could cause actual results to differ from the forward looking statements include the cyclical nature of the aerospace industry, delay in developing new programs and products, inability to qualify for new programs or to develop new products, loss of existing business and inability to attract new business and customers, reduced spending by commercial and defense customers and development of competing products.


                                      (14)

EXHIBITS TO PART I
------------------

I(a)      Calculation of Earnings (Loss) Per Share.



                                      (15)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              FOR THE NINE MONTHS
                                                                 ENDED JULY 31,
                                                         1998                   1997
                                                     ------------           ------------
BASIC EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net income (loss)                                    $    45,765             $ (79,624)

Adjustments:                                                  --                    --
                                                     -----------             ---------
Net income (loss) used in basic
 earnings per share calculations                     $    45,765             $ (79,624)
                                                     ===========             =========
Weighted average number of common
 shares outstanding                                       11,241                11,136
                                                     ===========             =========
Basic Earnings (Loss) Per Share                      $      4.07             $   (7.15)
                                                     ===========             =========




                                      (16)

                                                                    Exhibit I(a)




                             WHITTAKER CORPORATION
             CALCULATION OF EARNINGS (LOSS) PER SHARE - (CONTINUED)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        FOR THE NINE MONTHS
                                                          ENDED JULY 31,
                                                   1998                      1997
                                                ---------                -----------
DILUTED EARNINGS (LOSS) PER SHARE

EARNINGS (LOSS)

Net income (loss) used in basic
 earnings per share calculation
 (above)                                       $ 45,765                   $(79,624)

Add interest on convertible debt                    517                         --
                                               --------                   --------
Net income (loss) used in diluted
 earnings per share calculations               $ 46,282                   $(79,624)
                                               ========                   ========
DENOMINATOR USED TO CALCULATE
 DILUTED EARNINGS (LOSS) PER SHARE

Weighted average common shares
 outstanding for basic earnings
 per share calculation (above)                   11,241                     11,136
Effect of dilutive securities:
 Series D Convertible Preferred
  Stock                                             188                         --
 Employee stock options                             165                         --
 Convertible debt                                   707                         --
                                               --------                   --------
Denominator for diluted earnings
 per share calculation                           12,301                     11,136
                                               --------                   --------
Diluted Earnings (Loss) Per Share              $   3.76                   $  (7.15)
                                               ========                   ========

NOTES

Loss per share calculation for 1997 does not include the effect of the Series D Convertible Preferred Stock, employee stock options or convertible debt as such amounts would be antidilutive.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  *

     4.1   Form of 7% Convertible Subordinated Note dated April 24, 1995 by the
           Registrant, in the principal amount of $1,000,000, issued to various holders.

     10.1  Asset Purchase Agreement, dated August 20, 1998, among Whittaker
           Corporation, Aviant Information, Inc., Superior Consultant Holdings
           Corporation and Enterprise Consulting Group, Inc. (Exhibit 10.1 to
           Form 8-K dated August 25, 1998).

     11. Statements recomputation of per share earnings for the nine months ended July 31, 1998 (Exhibit I(a) of Part I to this Form 10-Q).

     27.   Financial Data Schedule.

-----------
*   Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

(b) Reports on Form 8-K.

    During the quarter ended July 31, 1998, the following reports were filed on Form 8-K:

1. A report on Form 8-K was filed on May 8, 1998. The form reports, in Item 5 thereof, that the Registrant has entered into a Second Amendment to Stock
    Purchase Agreement dated May 4, 1998 with Hughes Electronics Corporation
    ("Hughes") and the related Allonge to the 7% Convertible Subordinated Note by the Registrant in favor of Hughes.

2. A report on Form 8-K was filed on May 12, 1998. The form reports, in Item 5 thereof, the preliminary operating results of the Registrant's Aerospace group for the second quarter of 1998 and a commitment from CIBC Oppenheimer for a new credit facility.

3. A report on Form 8-K was filed on May 27, 1998. The form reports, in Item 5 thereof, the Registrant's earnings for its second quarter of 1998.

4. A report on Form 8-K was filed on June 1, 1998. The form reports, in Item 5 thereof, that the Registrant entered into a Credit Agreement among the Registrant, Canadian Imperial Bank of Commerce, as Administrative Agent, The
    First National Bank of Chicago, as Documentation Agent, and certain commercial lending institutions as the Lenders, on May 28, 1998.


                                     (18)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WHITTAKER CORPORATION



Date:  September 14, 1998         By:  /s/ John K. Otto
                                      ---------------------------------------
                                      John K. Otto
                                      Vice President, Chief Financial Officer
                                       and Treasurer

                                 EXHIBIT INDEX


                                                                                                        SEQUENTIALLY NUMBERED
EXHIBIT NO.           DESCRIPTION                                                                               PAGE
-----------           -----------                                                                       ---------------------
4.1          Form of 7% Convertible Subordinated Note dated April 24, 1995 by the Registrant, in the principal amount of $1,000,000, issued to various holders.

11           Statements re computation of per share earnings for the nine months ended July 31,
             1998 (Exhibit I(a) of Part I to this Form 10-Q).

27           Financial Data Schedule