Form 10-K
period 1998-10-31
WHITTAKER CORP
filed 1999-01-28
CIK 106945

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               -----------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                               -----------------

FOR FISCAL YEAR ENDED OCTOBER 31, 1998            COMMISSION FILE NUMBER 0-20609

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

  Series E Participating Cumulative                      New York Stock Exchange
   Preferred Stock Purchase Rights                        Pacific Exchange, Inc.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $179,980,043 as of December 31, 1998.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,423,199 shares of Common Stock as of December 31, 1998.


DOCUMENTS INCORPORATED BY REFERENCE


                                                                        WHERE
                           Document                                 INCORPORATED
                           --------                                 ------------

Definitive Proxy Statement for the Annual Meeting of Stockholders     Part III
  to be held March 26, 1999 to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the ''Proxy Statement'')

================================================================================

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

   Whittaker Corporation ("Whittaker" or the "Company") was incorporated in California in 1947 and became a Delaware corporation in 1986. Whittaker maintains its principal executive and administrative offices at 1955 N. Surveyor Avenue, Simi Valley, California 93063 (telephone number 805-526-5700).

   In its continuing operations the Company has been active during fiscal 1998 in the Aerospace business. During the third quarter of 1998, the Company decided to discontinue its Integration Services business and, on August 20, 1998, the Company sold the assets and business of its Integration Services unit, Aviant Information, Inc., to Enterprise Consulting Group, Inc. During the first quarter of 1998, the Company sold all of the common stock of its previously discontinued Communications business unit, Whittaker Xyplex, Inc. to MRV Communications, Inc. These actions implemented the Company's previously announced strategy of focusing on its strengths in the aerospace industry and concluded its involvement in the computer networking and integration services businesses. The Company's financial statements report the operating results and balance sheet items of these discontinued operations separately from its continuing operations. See Note 2 to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for financial information about discontinued operations. The Company, in its Aerospace business develops, manufactures and markets proprietary fluid (pneumatic, hydraulic and fuel) control valves and control systems and fire and overheat detection products and systems for aircraft, land-based gas turbines, and other industrial applications; radio frequency and high temperature cable and cable systems and hydrogen and oxygen analyzers. For the fiscal year ended October 31, 1998, the Company's total sales from continuing operations were $131.5 million. Set forth below is a description of the Company's continuing Aerospace business and the operations of the discontinued businesses.

CONTINUING OPERATIONS

AEROSPACE GROUP
---------------

PRODUCTS

   Principal applications and representative products of the Company's continuing operations include:

   Fluid and Pneumatic Controls. The Company designs and manufactures a broad range of fluid control devices for both commercial and military aircraft. The products are designed to control pneumatic, hydraulic and fuel flows in aircraft systems. In commercial applications, they are used on virtually all Boeing and AirBus commercial aircraft, and virtually all other aircraft and jet engines manufactured in the world, with the exception of those manufactured in the former Communist countries. In addition, commercial and industrial applications include ground fueling devices for airports and valving systems, heat exchangers, and fuel skids for land-based gas turbines, off-shore oil platforms, and petrochemical complexes. In military applications, the products are used on military transports, bombers, helicopters, fighters and landing craft. Both commercial and military applications include aircraft turbine engines built by General Electric, Rolls Royce and Pratt & Whitney. Sales of fluid control products were $89.2 million in fiscal 1998, $63.5 million in fiscal 1997 and $73.9 million in fiscal 1996.

   Fire and Overheat Detectors. The Company designs and manufactures continuous length pneumatic fire and overheat detectors, optical flame detectors, smoke detectors and bleed-air leak detection systems. These systems are used on commercial and military aircraft, gas turbine engines, small naval vessels, helicopters, and railcars. This equipment is widely used on a broad spectrum of aircraft manufactured by Boeing, AirBus, McDonnell Douglas, Northrop Grumman and many small manufacturers. The aircraft range from large commercial transports to small commuter aircraft, private twin engine airplanes, helicopters, military fighters and transport aircraft. The fire and overheat detectors are used on aircraft engines manufactured by General Electric, Pratt & Whitney and Rolls Royce. Industrial applications of such products include complete fire protection systems for vehicles, gas turbine powered pumping and electric power generation applications, as well as large scale systems to protect oil platforms and refineries. Sales of fire and overheat detectors and systems were $33.7 in fiscal 1998, $19.5 million in fiscal 1997 and $21.8 million in fiscal 1996.

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

PRODUCT DEVELOPMENT

   During 1998 the Company, with its liquid fuel metering systems and gas metering technology was able to capture a significant share of the design low emission ("DLE") market and the industrial gas turbine market. In addition, the Company's quick disconnect product line for the sophisticated cryogenic and missile fuel systems was expanded to missile pressurization systems allowing the Company to enter the drone and target drone field.

   During 1998, a major contract awarded to the Company in 1997 to supply air conditioning and pressurization control valves for Boeing 757 and 767 aircraft was expanded to include Boeing 777 aircraft. Moreover, this product line will be used in jumbo jet electronic entertainment systems and in specialized smoking section. The Joint Strike Fighter design contract awarded to the Company in 1997 was completed in 1998 and the manufacturing phase was turned over to its partner, Rolls-Royce Aero Engines.

   The Company also developed, during 1998, a new valving technology specifically targeted to its core aerospace turbine engine, wing and anti-icing applications. This new valving technology provides lower weight and cost features and offers a significant advantage over the Company's competition.

   In its fire and overheat detector product line the Company, in 1998, developed two new overheat sensors based on the intrinsic ruggedness of its silicone dioxide cable technology. The first of these new products is a continuous length sensor cable for pneumatic de-icing and environmental control systems on aircraft is capable of identifying the location of an alarm along the length of the cable. The second development in the overheat sensor product line is a new family of resistance temperature detector ("RTD") based sensor probes which, unlike fixed-alarm overheat sensors, permit continuous monitoring over a wide temperature range.

   During 1998, the Company developed, qualified and shipped the first fire cable which is capable of meeting the latest Nuclear Regulatory Commission standards mandated for U.S. nuclear power plants. In addition, the silicone dioxide cable product line saw further developments for nuclear applications during 1998 including the first installation of triax instrumentation cable in U.S. Navy submarines and aircraft carriers.

   A new solid-electrolyte based sensor was developed during 1998 which complements the Company's existing line of hydrogen and oxygen analyzers. The new sensor uses water instead of acid which greatly simplifies the sensor construction. This new sensor is targeted for application in nuclear waste storage facilities where continuous monitoring is critical.

   The Company, in its continuing operations, spent $0.8 million, $0.9 million and $1.4 million on research and development activities in fiscal 1998, 1997 and 1996, respectively.

MARKETS AND CUSTOMERS

   Sales to commercial customers, including foreign customers, were the major contributor to the Company's continuing operations' sales and profit in 1998. Export sales to customers outside the United States represented 23% of the Company's sales in 1998, compared to 21% in 1997 and 24% in 1996. In certain geographic areas and for certain products, sales are often made indirectly through independent representatives or distributors.

   Sales directly or indirectly to the United States Government, primarily under military procurement contracts, were 20% of sales in 1998 compared to 19% of sales in 1997 and 27% in 1996. Companies engaged in supplying military equipment to the United States Government are subject to competition, changes in the continuing availability of Congressional appropriations, changes in contract timing and scheduling, complexity of designs and the potential for obsolescence, and other changes which may result from world events. Contracts with the United States Government are subject to termination for the convenience of the Government if deemed in its best interests. Contracts which are terminated for convenience generally provide for payments to a contractor for its costs and for fees or profits related to work accomplished through the date of termination.

BACKLOG

   At October 31, 1998, the Company's continuing operations backlog totaled $66.5 million, of which $8.0 million is not expected to be filled within fiscal 1999. This backlog consisted of control valves and systems ($26.9 million), fire and overheat detectors ($18.0 million), spare parts ($8.9 million), cable and analyzer products ($2.6 million) and other products ($10.1 million). At October 31, 1997 the Company's continuing operations backlog totaled $70.5 million and consisted of control valves and systems ($30.3 million), fire and overheat detectors ($18.3 million), spare parts ($9.3 million), cable and analyzer products ($3.9 million) and other products ($8.7 million). The Company's backlog does not include any unfunded amounts relating to government contracts.

COMPETITION

   The military and commercial industries in which the Company operates are generally highly competitive, with competition centering on price, technical innovation, product performance and product support. Competitors of the Company in such markets may have substantially greater financial resources, research and design capabilities, and manufacturing capacity.

DISCONTINUED OPERATIONS

ASSETS HELD FOR SALE
--------------------

   The Company owned a 996-acre parcel of land formerly used, until 1987, by the Company's former Bermite division, a discontinued technology unit. The land is located in the City of Santa Clarita, California, approximately 35 miles from downtown Los Angeles. In September 1995, the city granted the entitlements necessary to develop this property as a mixed-use, residential, commercial, and light industrial development. In February 1996 the city approved a Development Agreement which, among other things, extended the ten-year life of the entitlements to over 20 years. In connection with its ongoing discussions with potential developers, the Company, in the fourth quarter of 1997, wrote down the carrying value of this land by $15.7 million to reflect this asset at its estimated fair value. See Note 4 to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K for information about this land parcel and a discussion of the factors considered by management in determining the fair value of the land and the amount written down for impairment. In November of 1998, the Company entered into a definitive agreement to sell this asset for $10.0 million in cash, a $5.0 million promissory note and a contingent interest in the future development of this land and this sale was concluded in January, 1999.

DIVESTED OPERATIONS
-------------------

   On January 30, 1998, the Company sold Whittaker Xyplex, Inc. to MRV Communications, Inc. This unit designed, developed and marketed a comprehensive line of networking products. On August 20, 1998, the Company sold the assets and business of its Integration Services unit, Aviant Information, Inc., to Enterprise Consulting Group, Inc. This unit provided knowledge management and information communication systems optimization for health care providers.

ENVIRONMENTAL

   Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Company, nor is the Company estimating any material capital expenditures for environmental control facilities in fiscal 1999 or 2000.

EMPLOYEE RELATIONS

   As of October 31, 1998, the Company employed approximately 450 persons in its continuing businesses, about 8% of whom were represented by labor organizations. The Company believes that it has generally good relations with its employees.

ITEM 2.  PROPERTIES.

   The Company's corporate headquarters are located in a portion of its facilities in Simi Valley, California, which consist of approximately 276,000 square feet in three buildings leased by the Company through February, 2012 with options to renew these leases for up to 12 years. The leases call for rent escalations of 6% every three years beginning in March 2000. The Company, in its continuing operations, also leases one facility in North Hollywood, California which consists of approximately 93,000 square feet under a lease that expires in 2003. The Company has an option to renew this lease for an additional five years. The Company also owns a 30,000 square foot production facility in Colorado which was formerly used in its discontinued defense electronics business.

   Approximately 47% of the square footage is used for manufacturing, engineering, and product development, while approximately 17% is used for sales, marketing, and other general and administrative support. Of the remainder, approximately 76,000 square feet is subleased by the Company to an unaffiliated business.

   The Company also leases and occupies several sales and technical support offices in the United States and in the United Kingdom.

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

   Where the Company does not qualify for such treatment, or the Company's potential liability on a particular environmental matter could be significant, or the Company believes that the premium or multiplier for a de minimis settlement is unreasonable, the Company may elect to participate in the settlement or remediation activities as, or on the same basis as, a major party, generally paying its allocated share of remediation expenses and transaction costs as they are incurred, often over several years.

   In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and clean-up activities at facilities formerly occupied by its operating units. In the most significant of these sites, the Company has ''clean closed'' 13 of 14 facilities regulated under the Resource Conservation and Recovery Act at its former Bermite division in Santa Clarita, California. Until the sale of its former Bermite facility in January, 1999, the Company was working to close the 14th of such facilities and to complete an investigation of the entire 996-acre property in anticipation of the development of the property for a planned mixed-use residential and commercial development.

   In 1998, the Company made cash expenditures of approximately $1.9 million on environmental matters, excluding expenditures for clean-up activities at its former Bermite division. This amount was charged to reserves for environmental contingencies related to the Company's discontinued operations. In 1998, 1997 and 1996, the Company made cash expenditures for clean-up activities at its former Bermite division of $1.4 million, $2.6 million and $4.0 million, respectively.

OTHER LEGAL MATTERS

   There are also various other claims and suits pending against the Company. Based on an evaluation, which included consultation with counsel concerning the legal and factual issues involved, the Company is of the opinion that such claims and suits pending against the Company, including the environmental matters discussed above, will not have a material adverse effect, singly or in the aggregate, on the financial position of the Company. See Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth the names, ages and positions of the current executive officers of the Registrant.

                  NAME                         Age                           Positions
                  ----                         ---                           ---------
Joseph F. Alibrandi.....................       70               President and Chief Executive Officer
Lynne M. O. Brickner....................       46               Vice President, Secretary and General Counsel
John K. Otto............................       44               Vice President, Chief Financial Officer and Treasurer
Roland G. Patitz........................       62               President, Whittaker Controls, Inc.
John J. Stobie..........................       44               President, Safety Systems Division

   Mr. Alibrandi joined Whittaker in July 1970 as President and Director and served as Chief Executive Officer from November 1974 through January 1995. He became Chairman of the Board in December 1985 and has continuously served in such capacity since then. He was re-appointed President and Chief Executive Officer on September 30, 1996.

   Ms. Brickner joined Whittaker in September 1995 as Assistant General Counsel and Assistant Vice President. She was named Secretary and General Counsel in September 1996 and Vice President in October 1996. Prior to joining Whittaker, Ms. Brickner was a practicing attorney with Kaye, Scholer, Fierman, Hays & Handler since 1990.

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

   Mr. Stobie joined Whittaker Controls in 1977 where he served as Materials Manager, Manufacturing Manager and Manufacturing Engineering Manager prior to his appointment in 1995 as Director of Operations of the Company's Safety Systems Division. In 1996 he was appointed Executive Vice President of Operations of the Company's Safety Systems Division, and on December 1, 1997, he was named President of the Safety Systems Division.

   The term of office of each executive officer (except for Mr. Patitz and Mr. Stobie, who serve at the discretion of the Board of Directors) will expire at the next annual meeting of the Board of Directors, which is scheduled to be held on March 26, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

PRINCIPAL MARKETS

   The Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. (Symbol: WKR). Until their expiration on November 29, 1998, the Series A Participating Cumulative Preferred Stock Purchase Rights were listed on the New York Stock Exchange and the Pacific Exchange, Inc., and traded with the Common Stock and were not separately transferable. Since November 30, 1998, The Series E Participating Cumulative Preferred Stock Purchase Rights have been listed on the New York Stock Exchange and the Pacific Exchange, Inc., and, at the present time, trade with the Common Stock and are not separately transferable. The Series D Participating Convertible Preferred Stock (the ''Series D Preferred Stock'') is not listed or traded on any exchange. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

COMMON STOCKHOLDERS

   As of December 31, 1998 there were 4,664 registered holders of the Common Stock.

COMMON STOCK PRICES

   The following table sets forth the high and low sales prices of the Common Stock during Whittaker's two most recent fiscal years.

                                                                     Quarter Ended
                    ----------------------------------------------------------------------------------------------------------------
                          January 31                    APRIL 30                       JULY 31                     OCTOBER 31
                    -----------------------    ---------------------------    --------------------------    ------------------------
                      High          LOW           HIGH            LOW            HIGH           LOW            HIGH          LOW
                    ---------   -----------    -----------   -------------    -----------   ------------    -----------   ----------
1997..............     14 1/4     11 5/8         11 7/8         9 1/8         11 3/4          10 1/2         15 3/16       10 7/16
1998..............     12 3/4      7 1/8       15 13/16        12 1/2         15 7/8        12 15/16        14 15/16      12 15/16

DIVIDENDS

   Dividends of $0.25 were last declared on each share of Series D Preferred Stock for the first two quarters of fiscal 1996 and no dividends have been declared or paid since that time. At October 31, 1998 these accrued and unpaid dividends amounted to $1,442.94. No dividends have been declared on the Common Stock during the two most recent fiscal years.

   Since April 30, 1996, the Company has been prohibited from declaring or paying dividends on any of its outstanding shares by restrictions in its 7% convertible subordinated notes. Thus, the Company has neither paid nor declared dividends (including any quarterly dividend for the Series D Preferred Stock) and has not redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. In the foreseeable future, in light of the Company's strategy of using cash flow from operations to fund internal growth and acquisitions, the Company's present intention is to refrain from paying cash dividends on the Common Stock, even if the Company is otherwise able to do so under its convertible subordinated notes. See Note 6 and Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further description of the Company's convertible subordinated notes.

SALES OF UNREGISTERED SECURITIES

   During the three most recent fiscal years, the Company has issued a total of 2,082,174 unregistered shares of Common Stock. The Company issued 1,974,333 unregistered shares of Common Stock to Raytheon Company ("Raytheon") on April 10, 1996. Such shares were issued as partial consideration for the Company's acquisition of Xyplex, Inc. These shares were issued in reliance upon Section 3(b) and 4(a) of the 1934 Act and Regulation D promulgated thereunder. A registration statement on Form S-3 covering these shares was declared effective by the Securities and Exchange Commission on April 9, 1998. On May 4, 1998, the Company issued 107,841 unregistered shares of Common Stock to Hughes Electronics Corporation ("Hughes"). Such shares were issued in satisfaction of certain unpaid contingent payments and accrued interest thereon that were payable pursuant to the terms of the Company's 1995 purchase of Hughes LAN Systems, Inc. from Hughes Aircraft Company, a subsidiary of Hughes.

A registration statement on Form S-3 covering these shares was declared effective by the Securities and Exchange Commission on June 18, 1998.

TRANSFER AGENT AND REGISTRAR FOR COMMON STOCK

  CHASE MELLON SHAREHOLDER SERVICES
  85 Challenger Road
  Overpeck Centre
  Ridgefield Park, New Jersey  07660

RIGHTS AGENT FOR SERIES E PARTICIPATING CUMULATIVE PREFERRED STOCK PURCHASE
RIGHTS

  MELLON BANK N.A.
  Four Station Square
  Pittsburgh, Pennsylvania 15219

ITEM 6.  SELECTED FINANCIAL DATA.

                             WHITTAKER CORPORATION
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1998               1997               1996             1995             1994
                                               ------------       ------------       -----------       -----------      -----------
Summary of Operations*
Sales......................................    $    131,477       $     89,782       $    98,647       $    81,298      $    71,276
Income (loss) from continuing operations,

 before extraordinary item.................    $     40,090       $    (28,287)      $     9,817       $     6,627      $     6,046

Income (loss) from discontinued operations.    $       (773)      $   (127,095)      $   (26,944)      $     1,238      $     4,015
Gain (loss) on disposal of discontinued

 operations................................    $      9,221       $     (4,791)               --                --               --

Extraordinary item.........................              --       $     (3,409)               --                --               --
Net income (loss)..........................    $     48,538       $   (163,582)      $   (17,127)      $     7,865      $    10,061
Basic earnings (loss) per share
   Continuing operations, before

    extraordinary item.....................    $       3.56       $      (2.54)      $       .98       $       .78      $       .71

   Discontinued operations.................    $        .75       $     (11.83)      $     (2.68)      $       .14      $       .48
   Extraordinary item......................              --       $       (.31)               --                --               --
   Net income (loss).......................    $       4.31       $     (14.68)      $     (1.70)      $       .92      $      1.19
Average common shares outstanding (in

 thousands)................................          11,264             11,144            10,065             8,531            8,481


OTHER DATA*
Working capital............................    $     48.509       $    (76,366)      $   (65,731)      $    72,272      $    79,983
Total assets...............................    $    136,578       $    162,933       $   340,448       $   227,137      $   200,981
Long-term debt.............................    $     60,368       $        222       $       453       $    70,694      $    54,742
Stockholders' equity (deficit).............    $     23,478       $    (30,723)      $   131,136       $   102,424      $    93,950
Current ratio..............................          2.29:1             0.54:1            0.65:1            3.40:1           3.81:1
Capital additions..........................    $      2,600       $      2,200       $     1,700       $     2,000      $     1,300
Stockholders of record.....................           4,700              4,900             5,200             5,500            5,700

* Operating results and balance sheet items reflect the segregation of continuing operations from discontinued operations. The 1997 loss from continuing operations included a $15.7 million write-down of an asset held for sale. See Notes 2 and 4 of Notes to Consolidated Financial Statements in
   Part II, Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

   During the third quarter of 1998, the Company decided to discontinue its Integration Services segment and on August 20, 1998 sold the assets and business of Aviant Information, Inc., its Integration Services business unit. The Company had previously discontinued its Communications segment and sold Whittaker Xyplex, Inc. earlier in 1998 and discontinued and sold its defense electronics business at the end of 1997. These units are reflected in the results of operations as discontinued operations. These actions implemented the Company's previously announced strategy of focusing on its strengths in the aerospace industry and concluded its involvement in the computer networking and integration services businesses. The Company's continuing operations are now involved in the design and manufacturing of a broad range of fluid control devices, continuous length pneumatic fire and overheat detectors, optical flame detectors, smoke detectors and silicon dioxide insulated coaxial and multiple conductor cable systems.

   The discontinued operations include the following: the Company's defense electronics business which designed and manufactured a wide range of command, control and communication systems, radar countermeasure systems and electronic combat systems; the Integration Services business unit, Aviant Information, Inc., which provided turnkey data networking solutions for hospitals and other enterprises and Xyplex Networks, including the operations of Whittaker Communications, Inc. ("WCI"). Xyplex Networks designed, developed and marketed a comprehensive line of networking products.

 COMPARISON OF 1998 TO 1997

   Sales. The Company's 1998 sales from continuing operations were $131.5 million, an increase of $41.7 million (46.4%) from the sales in the prior fiscal year. This increase reflects increased sales of fluid and pneumatic control devices in both the commercial and military markets, increased sales of fire and overheat detectors in the aircraft market, higher levels of repair and overhaul business in both the commercial and military markets, increased sales of spare parts in the commercial market and increased sales of cable products and systems. The increase in sales of fire and overheat detectors and cable products in 1998 reflects the successful resolution in 1998 of the production inefficiencies associated with the 1997 move of the Company's fire and overheat detector operations from Concord, California to Simi Valley, California.

   Gross Margin. The Company's gross margin from continuing operations for 1998 as a percentage of sales was 49.9% compared with 32.6% for 1997. For 1998 the gross margin was $65.6 million compared to a gross margin of $29.2 million in 1997. The improvement in gross margin as a percentage of sales in 1998 as compared to 1997 was attributable to the successful resolution in 1998 of the production inefficiencies associated with the 1997 move of the fire and overheat detector operations from Concord, California to Simi Valley, California, provisions for contract losses recorded in 1997, efficiencies associated with higher sales volume and increased sales of higher margin spare parts and repair and overhaul business in 1998.

   Engineering and Development. Engineering and development expenses of the Company's continuing operations decreased by $0.1 million in 1998, from $0.9 million in 1997 to $0.8 million in 1998.

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for continuing operations in 1998 increased by $1.9 million from 1997. In 1998 SG&A expenses were $25.4 million compared to $23.5 million in 1997. This increase was attributable to higher management incentive costs in 1998 partially offset by a reduction in salaries in 1998 (because of lower headcount) and lower legal fees in 1998.

   Interest Expense. Interest expense for the Company's continuing operations in 1998 decreased by $6.2 million from 1997, from $18.3 million in 1997 to $12.1 million in 1998. This reduction was primarily due to reduced levels of debt outstanding during 1998 as compared to 1997. The average amount of debt outstanding during 1998 was approximately $79.0 million, while in 1997, the average amount of debt outstanding was approximately $130.9 million. Also contributing, to a lesser extent, to the reduction in interest expense was a reduction in the interest rates on debt outstanding during 1998 as compared to 1997.

   Interest Income. Interest income for the Company's continuing operations in 1998 was $1.9 million compared to $0.4 million in 1997. During 1998 the Company received $1.5 million of interest payments on federal and state tax refunds for 1987 through 1994 tax years.

   Other Expense. Other expense for the Company's continuing operations for 1998 was $6.7 million compared to $3.5 million for 1997. Included in the 1998 other expenses are $2.2 million of costs associated with the Company's 996-acre land parcel located in Santa Clarita, California, a $2.2 million write-down in the value of the warrants received in connection with the sale of Whittaker Xyplex, Inc. to reflect the reduction in the market value of the common stock underlying the warrants and a $2.1 million addition to reserves related to the Company's environmental remediation efforts at various sites other than the Santa Clarita property. Also contributing to the increase from 1997 was a gain on the sale of an investment in 1997 of $3.7 million.

   Income Taxes. The continuing operations benefit for taxes for 1998 was $17.6 million and consisted of a $10.2 million tax provision on the continuing operations 1998 income and a $27.8 million tax benefit. During the third quarter of 1998, the Company determined that, because of improved 1998 operating results and the favorable outlook for future operating results, previously recorded valuation allowances against its future tax benefits were no longer appropriate. Consequently, the Company reversed all such valuation allowances against its federal tax benefits.

   Discontinued Operations. The loss from discontinued operations of $0.8 million for 1998 includes the after-tax losses of the Company's Integration Services segment and the benefits from prior year tax losses of $1.1 million. The 1997 loss from discontinued operations of $127.1 million includes the after-tax losses of the Integration Services segment as well as the after-tax losses of the Company's discontinued Communications segment and defense electronics business.

     The 1998 gain on disposal of discontinued operations of $9.2 million includes tax benefits of $1.6 million and reflects a $12.5 million gain on the sale of Whittaker Xyplex, Inc. during the first quarter of 1998 and a $1.7 million gain on the sale of the assets and business of Aviant Information, Inc. during the fourth quarter of 1998. Also included in the 1998 gain on disposal of discontinued operations is a $2.7 million write-off of certain assets related to the discontinued Communications segment; a $2.0 million loss on certain contracts related to the discontinued defense electronics business and $1.9 million of other losses arising from the disposition of its various discontinued operations. The Company received cash during 1998 on the sale of Whittaker Xyplex, Inc. and the assets and business of Aviant Information, Inc. of $35.0 million and $2.9 million, respectively.

     The 1997 loss on disposal of discontinued operations of $4.8 million is net of tax benefits of $0.3 million and reflects proceeds realized from the disposition of discontinued operations of $18.9 million. Of these proceeds, $18.4 million was used to reduce the Company's bank debt. The 1997 loss on disposal reflects provisions for accrued liabilities for retained obligations arising directly as a result of the decision to dispose of these operations and the estimated future results of operations of such businesses through the date of disposition.


 COMPARISON OF 1997 AND 1996

   Sales. The Company's sales from continuing operations for 1997 of $89.8 million decreased by $8.9 million (9.0%) from 1996 sales from continuing operations. This decrease was due to reduced sales from contracts qualifying, under the Company's policy, for revenue recognition using the percentage of completion method. The Company's policy allows for revenue recognition using the percentage of completion method in accordance with generally accepted accounting principles ("GAAP") when the contract value is greater than $1.0 million and the contract term is longer than one year. With fewer multi-year contracts being awarded to original equipment manufacturers, including the Company, and more customers going to "just in time" ordering, the majority of the Company's revenue in 1997 related to short-term contracts where revenue is recorded, in accordance with GAAP, on the completed contract basis. Also negatively impacting 1997 sales were inefficiencies in the production of fire and overheat detectors for the industrial and aircraft markets resulting from the move of the fire and overheat detector operations from Concord, California to Simi Valley, California.

   Gross Margin. The Company's gross margin from continuing operations for 1997 was $29.2 million (32.6% of sales) compared to $48.3 million (49.0% of sales) for 1996. This decrease reflected primarily the production inefficiencies associated with the move of the Concord, California operations to Simi Valley, California, lower sales volume of fluid control devices and increases in valuation allowances related to inventories that the Company had determined to be excess or obsolete. Also in 1997, based on estimates of the costs to complete certain long-term contracts and the related revenue to be derived from those contracts, the Company determined that the completion of those contracts would result in losses. In compliance with AICPA Statement of Position 81-1, the Company provided for the entire amount of the estimated losses at that time.

   Engineering and Development. Engineering and development expenses for the Company's continuing operations decreased by $0.5 million, from $1.4 million in 1996 to $0.9 million in 1997.

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for the Company's continuing operations for 1997 decreased by $3.1 million from 1996. 1997 SG&A expenses were $23.5 million (26.2% of sales) compared to $26.6 million (27.0% of sales) in 1996. This decrease was primarily the result of lower management incentive costs in 1997 compared to 1996.

   Assets Held for Sale. In connection with discussions with potential developers the Company, in 1997, wrote down the value of a 996 acre land parcel held for sale by $15.7 million to its estimated fair value.

   Interest. Interest expense increased to $18.3 million in 1997 from $10.9 million in 1996 primarily as a result of higher interest rates. Interest income decreased in 1997 by $5.9 million from 1996 as a result of interest income received in 1996 associated with federal income tax refunds for prior years.

   Other Expense. Other expense for 1997 increased by $2.8 million over 1996. This increase reflects increased environmental remediation costs in 1997, costs associated with an asset held for sale which were being capitalized in 1996, and the loss on disposal of certain non-productive assets in 1997. Partially offsetting these costs was a $3.7 million gain on the sale of an investment in 1997.

   Discontinued Operations. In addition to the losses from operations of the Company's discontinued Integration Services business, Communications segment and defense electronics unit, the loss from discontinued operations of $127.1 million for 1997 includes a $55.7 million write-down of the assets of the Communications segment to their estimated net realizable value, a $30.2 million goodwill and other intangibles impairment charge and a restructuring charge of $5.3 million. Tax benefits of $2.6 million representing loss carry-back benefits and the reversal of prior year overaccruals of tax liabilities are also included in the 1997 loss from discontinued operations. The 1996 loss from discontinued operations includes the operational results of the Communications segment and defense electronics unit, the $11.7 million write-off of acquired in-process research and development and restructuring costs of $2.4 million.

   The 1997 loss on disposal of discontinued operations is net of income tax benefits of $0.3 million and includes the estimated operating losses of the Communications segment until the date of sale.

 GENERAL

   In fiscal 1998, 1997 and 1996, approximately 20%, 19% and 27%, respectively, of the Company's continuing operations sales were directly or indirectly attributable to the United States Government. Companies engaged in supplying military equipment to the United States Government are subject to competition, changes in the continuing availability of Congressional appropriations, changes in contract timing and scheduling, complexity of designs and the potential for obsolescence, and other changes which may result from world events. A loss of Government business, although not anticipated by the Company, could have a material adverse effect on the Company's operations. In addition, any significant impact on the business of the Company's major customers resulting from global economic or other conditions could have a material adverse effect on the Company's future results.

FINANCIAL CONDITION AND LIQUIDITY

   On May 28, 1998, the Company and a group of lenders entered into a new credit agreement that consists of a $45 million revolving credit facility that expires in May 2001 and a $40 million term loan that is repayable in quarterly installments over five years. Interest on loans outstanding under the credit agreement is based, at the Company's option, on a "base rate" or on a "eurodollar rate." The annual interest rate based on the base rate may range between the agent bank's prime rate plus 0.5% and the agent bank's prime rate plus 1.75%. The annual interest rate based on the eurodollar rate may range between LIBOR plus 1.75% and LIBOR plus 3.0%. The Company is obligated to pay letter of credit fees which may range between 2.0% per annum and 3.0% per annum on the aggregate amount of outstanding letters of credit. The Company is also obligated to pay commitment fees which may range between 0.375% per annum and 0.50% per annum on the unused portion of the revolving credit facility. The applicable margin over LIBOR or the prime rate, the applicable letter of credit fee, and the applicable commitment fee are determined by reference to the Company's leverage ratio as defined in the credit agreement. As of October 31, 1998, the weighted average interest rate on loans outstanding under the credit agreement was 8.03%. At October 31, 1998, the Company's debt totaled $61.4 million, which consisted of $8.7 million of loans outstanding under its revolving credit facility, $37.6 million outstanding under the term loan, $15.0 million of convertible subordinated debt and $0.1 million of other debt. In addition there were $1.8 million of letters of credit outstanding under the revolving credit facility. The new agreement includes financial covenants with respect to financial leverage, earnings and fixed charge coverage. Proceeds from the new agreement were used to repay all of the $70 million of indebtedness previously outstanding under the Company's prior credit agreement. The new facility provides additional availability to fund working capital requirements and acquisitions.

   In order to reduce the risk of higher interest expense that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At October 31, 1998, the unamortized cost was $60,500.

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

   Debt as a percent of total capitalization (stockholders' equity plus debt) was 72.3% at October 31, 1998, compared with 131.1% at October 31, 1997. The current ratio at October 31, 1998 was 2.29:1, compared with 0.54:1 at October 31, 1997, while working capital was $48.5 million at October 31, 1998, compared with ($76.4) million at October 31, 1997. As a result of the Company's non-compliance with the financial ratio covenants contained in its prior credit agreement, debt in the amount of $120.3 million as of October 31, 1997, which otherwise would have been classified as noncurrent, was classified as current. Excluding those debt reclassifications, the current ratio would have been 1.97:1 at October 31, 1997 and working capital would have been $43.9 million at October 31, 1997.

   Cash flow provided by continuing operations for 1998 was $18.3 million, compared to $5.0 million in 1997. The $13.3 million increase from 1997 to 1998 was due primarily to a net income of $40.1 million in 1998 compared to a net loss after extraordinary item (excluding a $15.7 million writedown of an asset held for sale), of $16.0 million in 1997. Partially offsetting this increase was an increase in deferred taxes in 1998 of $24.4 million compared to a decrease in deferred taxes of $2.9 million in 1997 and an increase in accounts payable and other liabilities of $0.1 million in 1998 compared to an increase of $11.8 million in 1997.

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

   The Amendment modifies the Note by (a) changing the conversion price from $24.25 per share to $16.97 per share; and (b) if the Company redeems all or a portion of the Note prior to May 4, 2002, obligating the Company to issue to the holder of the Note a warrant to purchase the number of shares of Whittaker common stock which the holder of the Note could have received upon conversion of the principal amount so redeemed by the Company ("Warrant"). The form of Warrant states that the exercise price of the Warrant will be based on the conversion price of $16.97 and adjusted in accordance with customary anti-dilutive protections similar to those affecting the conversion of the Note. The form of Warrant also provides that the number of shares subject to the Warrant will be adjusted based upon similar anti-dilutive principles. If the entire principal amount of the Note, as amended, was converted as of October 31, 1998 into Whittaker common stock, the Company would be required to issue, and has thus reserved for issuance, 883,912 shares of Whittaker common stock.

   On June 12, 1998, the Company issued to Hughes fifteen 7% convertible subordinated notes, each in the principal amount of $1 million (the "Notes"), in exchange for the $15 million Note which was cancelled. The terms of each of the $1 million Notes are identical, except for the principal amount, to the terms of the $15 million Note, as amended by the Amendment. Hughes subsequently sold the Notes to other investors.

   Under the Notes, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. Since April 30, 1996, the Company's tangible net worth has been less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. At October 31, 1998, the amount of accrued and unpaid dividends on the Series D Preferred Stock was $1,442.94.

   Capital expenditures of continuing operations during 1998 were $2.6 million, compared to $2.2 million for 1997. At October 31, 1998, there were approximately $0.5 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations and advances under the Company's new credit agreement. Under the terms of the Company's new credit agreement, capital expenditures may not exceed specified annual amounts.

   Cash expenditures related to the environmental remediation of a 996-acre parcel of land located in Santa Clarita, California were $1.4 million during 1998.

   As a result primarily of the activities of its discontinued operations , the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA). See further discussion in Item 3 of this Form 10-K.

   See Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8 of this form 10-K for information regarding commitments and contingencies.

 IMPACT OF YEAR 2000

   The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

   Since 1997, the Company has undertaken a number of initiatives to address the anticipated impact of the Y2K on its business, including information and non-information systems, customers and suppliers and third party service providers. These initiatives include assessments of it systems and products, discussions with its suppliers and customers, and the implementation of remedial action plans where necessary. Based on these assessments, the Company determined that a computer system (both hardware and software) used in its fire and overheat detector business was not Y2K compliant and needed to be replaced with a system that was fully Y2K compliant. The Company is currently in the process of replacing this system and estimates that this will be completed by March, 1999. The estimated cost of replacing this system is $2.0 million and as of October 31, 1998, the Company has spent approximately $1.5 million of this cost.

   Customers and suppliers of the Company are in various stages of addressing any potential Y2K problems. In view of the large number of alternative suppliers, the Company believes that the failure of a supplier to become Y2K compliant would not have a material adverse effect on the Company. The Company has contacted or is in the process of contacting its third party service providers to determine their ability to become Y2K compliant. To date, all of the service providers who have been contacted have indicated that they are or will be fully Y2K compliant.

   While the Company believes that it has identified all potential Y2K issues and has implemented a program to resolve any potential Y2K problems, all necessary phases of this program have not yet been completed. The failure by the Company to complete the remaining phases of this program prior to December 31, 1999 or the failure by the Company to have identified all potential Y2K issues could materially adversely effect the Company. The amount of any potential liability or lost revenue cannot be reasonably estimated at this time. The Company currently has no contingency plans in place in the event it does not complete the remaining phases of its Y2K program in a timely manner or has failed to identify a potential issue. The Company does intend to develop a contingency plan prior to December 31, 1999.

 SUBSEQUENT EVENT

   On November 12, 1998, the Company adopted a new Stockholders Rights Plan (the "New Plan") which is substantially similar to the prior Rights Plan which expired by its terms on November 29, 1998. Under the New Plan, Rights were distributed as a dividend at the rate of one Right for each share of Common Stock held by stockholders of record at the close of business on November 30, 1998. Each Right entitles stockholders to buy, upon the occurrence of certain events, 1/100th of a share of a new series of the Company's preferred stock (Series E Participating Cumulative Preferred Stock) for $125. The Rights become exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's Common Stock, or commences a tender offer or exchange that would result in such person or group owning 25% or more of the Company's Common Stock. Until a person or group acquires 25% or more of the Company's Common Stock, the Rights may be redeemed by the Board of Directors for $.01 per Right. After a person or group acquires 25% or more of the Company's Common Stock but before such person or group acquires 50% or more of the Company's Common Stock, the Board of Directors may exchange all or part of the Rights (other than the Rights owned by the person or group holding the 25% or more of the Company's Common Stock) for shares of the Company's Common Stock at an exchange ratio of one Right for one share of Common Stock. The Rights will expire on November 30, 2008.

   On January 11, 1999, the Company sold its 996-acre land parcel located in the City of Santa Clarita, California and certain other additional rights and assets related to this land for $10.0 million in cash, a $5.0 million promissory note and a contingent interest in any final profit from the development of this land. The net cash proceeds from the sale were used to repay debt outstanding under the Company's credit facility.

   Statements made herein that are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The risk factors that could cause actual results to differ from the forward looking statements include delay in developing new programs and products, inability to qualify for new programs or to develop new products, loss of existing business and inability to attract new business and customers, reduced spending by commercial and defense customers, development of competing products and the cyclical nature of the aerospace industry.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The interest on the Company's bank debt is based on prevailing market interest rates and interest on the Company's subordinated debt is based on a fixed interest rate. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely for fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. A theoretical one percentage point change in market rates in effect on October 31, 1998 would impact the after-tax earnings of the Company by less than $0.5 million per year. The effect of this change on the market value of the Company's fixed rate debt would not be material.

   Statements made herein that are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The risk factors that could cause actual results to differ from the forward looking statements include delay in developing new programs and products, inability to qualify for new programs or to develop new products, loss of existing business and inability to attract new business and customers, reduced spending by commercial and defense customers, development of competing products and the cyclical nature of the aerospace industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Whittaker Corporation

   We have audited the accompanying consolidated balance sheets of Whittaker Corporation as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whittaker Corporation at October 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP
Los Angeles, California
December 11, 1998

                             WHITTAKER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FOR THE YEARS ENDED OCTOBER 31,
                                                               -----------------------------------------------------
                                                                   1998                 1997                 1996
                                                               ------------         ------------         -----------
                                                                                  RESTATED -NOTE 2
                                                                 (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

Sales....................................................      $    131,477         $     89,782         $    98,647
Costs and expenses
   Cost of sales.........................................            65,915               60,549              50,355
   Engineering and development...........................               757                  894               1,398
   Selling, general and administrative...................            25,447               23,500              26,618
   Restructuring costs...................................                --                   --                 200
   Writedown of asset held for sale......................                --               15,677                  --
                                                               ------------         ------------         -----------
Operating income (loss)..................................            39,358              (10,838)             20,076
Interest expense.........................................            12,059               18,299              10,937
Interest income..........................................            (1,914)                (444)             (6,295)
Other expense............................................             6,725                3,495                 684
                                                               ------------         ------------         -----------
Income (loss) from continuing operations before
 extraordinary item and provision for taxes..............            22,488              (32,188)             14,750
Provision (benefit) for taxes (Note 8)...................           (17,602)              (3,901)              4,933
                                                               ------------         ------------         -----------
Income (loss) from continuing operations before
 extraordinary item......................................            40,090              (28,287)              9,817

Discontinued operations (Note 2)
 Loss from discontinued operations.......................              (773)            (127,095)            (26,944)
 Gain (loss) on disposal of discontinued operations......             9,221               (4,791)                 --
Extraordinary item, less income tax benefit of $224
 (Note 15)...............................................                --               (3,409)                 --
                                                               ------------         ------------         -----------
Net income (loss)........................................      $     48,538         $   (163,582)        $   (17,127)
                                                               ============         ============         ===========

Basic income (loss) per share
 Continuing operations...................................      $       3.56         $      (2.54)        $       .98
 Discontinued operations
  Loss from discontinued operations......................              (.07)              (11.40)              (2.68)
  Gain (loss) on disposal of discontinued operations.....               .82                 (.43)                 --
 Extraordinary item......................................                --                 (.31)                 --
                                                               ------------         ------------         -----------
 Net income (loss).......................................      $       4.31         $     (14.68)        $     (1.70)
                                                               ============         ============         ===========

Diluted income (loss) per share
 Continuing operations...................................      $       3.30         $      (2.54)        $       .94
 Discontinued operations
  Loss from discontinued operations......................              (.06)              (11.40)              (2.41)
  Gain (loss) on disposal of discontinued operations.....               .74                 (.43)                 --
 Extraordinary item......................................                --                 (.31)                 --
                                                               ------------         ------------         -----------
 Net income (loss).......................................      $       3.98         $     (14.68)        $     (1.47)
                                                               ============         ============         ===========

       The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                         AT OCTOBER 31,
                                                               -------------------------------
                                                                   1998                1997
                                                               -----------         -----------
                                                                                     RESTATED
                                                                                     - NOTE 2
                                                                    (DOLLARS IN THOUSANDS)
CURRENT ASSETS
Cash....................................................       $        --         $     6,366
Receivables.............................................            19,415              23,702
Inventories.............................................            42,060              37,009
Prepaids and other current assets.......................             2,578                 772
Income taxes recoverable................................               195               3,238
Deferred income taxes...................................            21,800              11,244
Net current assets of discontinued units................                --               7,057
                                                               -----------         -----------
   Total Current Assets.................................            86,048              89,388
                                                               -----------         -----------

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements..............................                72                 299
Buildings and improvements..............................             7,324               8,355
Equipment...............................................            21,421              20,858
Construction in progress................................             1,645                 384
                                                               -----------         -----------
                                                                    30,462              29,896
Less accumulated depreciation and amortization..........           (20,623)            (20,433)
                                                               -----------         -----------
                                                                     9,839               9,463
                                                               -----------         -----------

OTHER ASSETS
Goodwill, net of amortization...........................            13,677              14,032
Other intangible assets, net of amortization............               922               1,106
Notes and other noncurrent receivables..................             3,152               3,443
Other noncurrent assets.................................             7,726               7,637
Net assets held for sale................................            15,214              15,214
Net noncurrent assets of discontinued units.............                --              22,650
                                                               -----------         -----------
                                                                    40,691              64,082
                                                               -----------         -----------
                                                               $   136,578         $   162,933
                                                               ===========         ===========

       The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                                  AT OCTOBER 31,
                                                                                       ----------------------------------
                                                                                             1998                 1997
                                                                                       -------------        -------------
                                                                                                              RESTATED -
                                                                                                                NOTE 2
                                                                                              (Dollars in thousands)
CURRENT LIABILITIES
Current maturities of long-term debt...........................................        $       1,043        $     129,353
Accounts payable...............................................................                6,457                9,086
Accrued liabilities............................................................               30,039               27,315
                                                                                       -------------        -------------
   Total Current Liabilities...................................................               37,539              165,754
                                                                                       -------------        -------------
OTHER LIABILITIES
Long-term debt.................................................................               60,368                  222
Other noncurrent liabilities...................................................               13,933               12,603
Deferred income taxes..........................................................                1,260               15,077
                                                                                       -------------        -------------
   Total Other Liabilities.....................................................               75,561               27,902
                                                                                       -------------        -------------
Commitments and contingencies (Notes 4, 10, and 11)

STOCKHOLDERS' EQUITY
Capital Stock:
   Preferred Stock, par value $1 per share, authorized 5,000,000 shares--
     Series D Participating Convertible Preferred Stock, outstanding 577.18                        1                    1
      shares at October 31, 1998 and October 31, 1997..........................
   Common Stock, authorized 40,000,000 shares--
   Par value, $.01 per share, outstanding 11,345,199 shares at October 31,                       113                  112
    1998 and 11,204,658 shares at October 31, 1997.............................
Additional paid-in capital.....................................................               77,703               72,041
Retained deficit...............................................................              (54,339)            (102,877)
                                                                                       -------------        -------------
    Total Stockholders' Equity (deficit)........................................              23,478              (30,723)
                                                                                       -------------        -------------
                                                                                       $     136,578        $     162,933
                                                                                       =============        =============

       The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 FOR THE YEARS ENDED OCTOBER 31,
                                                                                             -------------------------------------
                                                                                                 1998          1997          1996
                                                                                             ----------    ----------    ---------
Operating Activities                                                                                    RESTATED - NOTE 2
Continuing Operations                                                                                 (DOLLARS IN THOUSANDS)
 Net income (loss), including extraordinary item..........................................   $   40,090    $  (31,696)   $   9,817
 Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
  Depreciation and amortization...........................................................        2,516         2,602        2,629
  Net periodic pension (income) expense...................................................          196           208          (63)
  Income taxes recoverable................................................................        3,043         2,205       (3,991)
  Deferred taxes..........................................................................      (24,373)        2,930        1,108
  Impairment charge.......................................................................           --        15,677           --
  Extraordinary loss......................................................................           --         3,633           --
  Changes in operating assets and liabilities:
   Receivables............................................................................        3,607         3,676       (2,677)
   Inventories and prepaid expenses.......................................................       (6,857)       (6,036)      (6,881)
   Accounts payable and other liabilities.................................................           95        11,831        2,973
                                                                                             ----------    ----------    ---------
 Total from continuing operations.........................................................       18,317         5,030        2,915
                                                                                             ----------    ----------    ---------
Discontinued Operations
 Net income (loss)........................................................................         (773)     (131,886)     (26,944)
 Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
  Depreciation and amortization...........................................................        2,774        21,108       16,010
  Intangible asset impairment charges and other write-offs................................           --        90,376           --
  Net periodic pension (income) expense...................................................           --           381         (142)
  Acquired in-process research and development............................................           --            --       11,700
  Deferred taxes..........................................................................        1,023        (4,736)      (8,291)
  Changes in operating assets and liabilities.............................................         (261)       23,898        5,181
                                                                                             ----------    ----------    ---------
 Total from discontinued operations.......................................................        2,763          (859)      (2,486)
                                                                                             ----------    ----------    ---------
Net cash provided by operating activities.................................................       21,080         4,171          429
                                                                                             ----------    ----------    ---------
INVESTING ACTIVITIES
Continuing Operations
 Proceeds on sale of businesses...........................................................       37,931            --           --
 Sale of property, plant and equipment....................................................           --        15,029           --
 Purchase of property, plant and equipment................................................       (2,555)       (2,182)      (1,661)
 Collections of notes receivable..........................................................          971          (415)       1,724
 (Increase) decrease in assets held for sale..............................................           --           238       (4,014)
 Contingent payments on purchased business................................................           --            --       (1,839)
 Other items, net.........................................................................        1,771         1,315        1,886
                                                                                             ----------    ----------    ---------
 Total from continuing operations.........................................................       38,118        13,985       (3,904)
                                                                                             ----------    ----------    ---------
Discontinued Operations
 Net proceeds (expenditures) relating to discontinued operations..........................       (2,549)       17,280      (72,474)
                                                                                             ----------    ----------    ---------
Net cash provided (used) by investing activities..........................................       35,569        31,265      (76,378)
                                                                                             ----------    ----------    ---------
FINANCING ACTIVITIES
Issuance of debt..........................................................................       75,000            --       84,800
Net reduction of debt.....................................................................     (143,164)      (32,360)          --
Reduction (increase) in deferred debt costs...............................................         (514)            4       (3,281)
Issuance of common stock..................................................................        1,432            --           --
Tax benefit on stock option exercises.....................................................        3,995           482           89
Dividends paid............................................................................           --            --           (1)
Purchases of common stock.................................................................           --            --       (6,472)
Proceeds from shares issued under stock option plans......................................          236         1,238        2,219
                                                                                             ----------    ----------    ---------
Net cash provided (used) by financing activities..........................................      (63,015)      (30,636)      77,354
                                                                                             ----------    ----------    ---------
Net increase (decrease) in cash...........................................................       (6,366)        4,800        1,405
Cash at beginning of year.................................................................        6,366         1,566          161
                                                                                             ----------    ----------    ---------
Cash at end of year.......................................................................   $       --    $    6,366    $   1,566
                                                                                             ==========    ==========    =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
 Interest.................................................................................   $   10,779    $   18,080    $   9,792
                                                                                             ==========    ==========    =========
 Income taxes.............................................................................   $      443    $      433    $     280
                                                                                             ==========    ==========    =========

       The accompanying notes are an integral part of these statements.

                             WHITTAKER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED OCTOBER 31, 1998
                                (IN THOUSANDS)


                                           SERIES D                                   ADDITIONAL
                                          PREFERRED          COMMON STOCK              PAID-IN         RETAINED
                                                        -----------------------
                                            STOCK          SHARES        AMOUNT        CAPITAL         EARNINGS            TOTAL
                                        ------------    ----------    ---------    -------------    --------------    --------------
BALANCE AT NOVEMBER 1, 1995.............        $1         8,589       $   86        $  19,261         $  83,076        $102,424
Net loss................................        --            --           --               --           (17,127)         (17,127)
Cash dividends--preferred stock.........        --            --           --               --                (1)              (1)
Conversion of preferred stock...........        --           104            1               --                (1)              --
Shares issued under stock option plans..        --           660            6            2,213                --            2,219
Shares reacquired.......................        --          (298)          (3)          (1,226)           (5,243)          (6,472)
Shares issued on acquisition of
 business...............................        --         1,974           20           49,984                --           50,004
Income tax benefits from stock options
 exercised..............................        --            --           --               89                --               --
                                        ------------    ----------    ---------    -------------    --------------    --------------

BALANCE AT OCTOBER 31, 1996.............         1        11,029          110           70,321            60,704          131,136
Net loss................................        --            --           --               --          (163,582)        (163,582)
Shares issued under stock option plans..        --           176            2            1,238                --            1,240
Income tax benefits from stock options
 exercised..............................        --            --           --              482                --              482
Translation adjustment..................        --            --           --               --                 1                1
                                        ------------    ----------    ---------    -------------    --------------    --------------

BALANCE AT OCTOBER 31, 1997.............         1        11,205          112           72,041          (102,877)         (30,723)
Net income..............................        --            --           --               --            48,538           48,538
Shares issued under stock option plans..        --            32           --              236                --              236
Shares issued as payment under terms of
 amended stock purchase agreement.......        --           108            1            1,431                --            1,432
Income tax benefits from stock options
 exercised..............................        --            --           --            3,995                --            3,995
                                        ------------    ----------    ---------    -------------    --------------    --------------
BALANCE AT OCTOBER 31, 1998.............        $1        11,345       $  113        $  77,703         $ (54,339)       $  23,478
                                        ============    ==========    =========    =============    ==============    ==============

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

   (B) Inventories: Inventories are stated at the lower of cost or market. Cost has been determined principally on the first-in, first-out (FIFO) method. Certain of the Company's inventories relate to long-term programs and may require more than one year to be realized. Inventories, net of valuation reserves of $7.8 million and $7.3 million at October 31, 1998 and 1997, respectively, consisted of the following:

                                                                        OCTOBER 31,
                                                              --------------------------------
                                                                  1998                1997
                                                              -------------        -----------
                                                                       (IN THOUSANDS)
          Parts and materials...............................        $20,999            $19,597
          Work in process...................................         18,565             15,595
          Finished goods....................................          2,496              1,817
                                                                  ---------           --------
                                                                    $42,060            $37,009
                                                                  =========           ========

   (C) Intangibles: Goodwill is amortized using the straight-line method over 40 years. Other intangible assets principally relate to acquired intangibles and include patents, technology, and software. Amortization is recorded on a straight-line basis, generally over periods ranging from 5 to 15 years.

   Accumulated amortization of goodwill and of other intangible assets at October 31, 1998 amounted to $1.8 million and $3.1 million, respectively, and at October 31, 1997 amounted to $1.5 million and $2.8 million, respectively.
During 1998, 1997 and 1996 amortization of $0.6 million, $0.6 million and $0.8 million, respectively, was charged to expense in the Company's continuing operations.

   (D) Property and Depreciation: Property, plant and equipment is recorded at cost. Depreciation is computed principally by use of the straight-line method based upon the estimated useful lives of such assets, ranging from four to thirty years. Depreciation of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the leases. During 1998, 1997 and 1996 depreciation of $1.9 million, $2.0 million and $1.8 million, respectively, was charged to expense by the Company in its continuing operations. Capital expenditures by the Company's continuing operations were $2.6 million, $2.2 million and $1.7 million in 1998, 1997 and 1996, respectively.

   (E) Revenue Recognition: The Company recognizes revenues upon shipment of its product or upon completion of the services it renders. The Company accrues estimated warranty and installation costs at the time of shipment. On significant long-term contracts that involve significant engineering and development efforts, the Company would use the percentage-of-completion method for recognition of revenues and profits.

   (F) Engineering and Development Costs: Company-sponsored engineering and development costs are expensed as incurred. Costs related to engineering and development contracts are included in inventory and charged to cost of goods sold upon recognition of related revenue.

                             WHITTAKER CORPORATION

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (G) Earnings (Loss) Per Share: Basic earnings (loss) per share have been computed based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share for 1998 and 1996 include the potential dilutive effect of employee stock options calculated using the treasury stock method and the Series D Participating Convertible Preferred Stock and the convertible subordinated notes on an if converted method. These potentially dilutive securities have been excluded from the 1997 calculations as antidilutive. The statements of income for prior periods have been restated to segregate continuing and discontinued operations.

   (H) Impairment of Long-Lived Assets: When indicators of impairment of long-lived assets used in operations or long-lived assets to be disposed of, other than long-lived assets of discontinued operations, are present and, the undiscounted future cash flows estimated to be generated by those assets is less than the carrying value of such assets, an impairment loss would be recorded by the Company.

   (I) New Accounting Standards: In June of 1997 the FASB issued FAS No. 130, "Reporting Comprehensive Income," effective for the 1999 fiscal year. FAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in the equity of a business enterprise during a period from transactions and other events from nonowner sources. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

   In June of 1997 the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for the 1999 fiscal year. FAS No. 131 requires the reporting of certain information about operating segments of a business enterprise and replaces FAS No. 14. The Company has not completed its review of this standard and the effect of this standard upon its consolidated financial statements.

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

NOTE 2.  DISCONTINUED OPERATIONS

   During the third quarter of 1998, the Company decided to sell its Integration Services business, Aviant Information, Inc. On August 20, 1998, the Company sold the assets and business of Aviant Information, Inc. to Enterprise Consulting Group, Inc. During the first quarter of 1998 the Company completed the sale of its previously discontinued Communications business, Whittaker Xyplex, Inc. ("Xyplex") to MRV Communications, Inc. ("MRV"), for $35 million in cash plus warrants to purchase 421,402 shares of common stock of MRV. The warrants were valued at $2,200,000 based on their estimated market value at January 31, 1998. Because of a decline in the estimated market value of the common stock underlying these warrants the Company, in the fourth quarter of 1998, wrote down the value of this asset to zero. This $2,200,000 charge is reflected in the Company's continuing operations other expense. The net proceeds from the sales were used to reduce the Company's bank debt. During the fourth quarter of 1997, the Company sold its defense electronics unit. The Company's financial statements report the operating results and balance sheet items of these discontinued operations separately from its continuing operations. Previously reported financial statements have been restated to reflect the discontinuance of these businesses.

                             WHITTAKER CORPORATION

NOTE 2.  DISCONTINUED OPERATIONS--(CONTINUED)

   Operating results of the discontinued operations were as follows:

                                                      FOR THE YEARS ENDED OCTOBER 31,
                                                ----------------------------------------------
                                                     1998              1997            1996
                                                ------------      ------------     -----------
          Sales                                 $     19,592      $    105,169     $   123,230
          Costs and expenses                          22,410           235,226         164,196
                                                ------------      ------------     -----------
          Loss before taxes                           (2,818)         (130,057)        (40,966)
          Tax benefit                                 (2,045)           (2,962)        (14,022)
                                                ------------      ------------     -----------
          Loss from discontinued operations     $       (773)     $   (127,095)    $   (26,944)
                                                ============      ============     ===========

   Net assets of the discontinued businesses at October 31, 1998 and October 31, 1997 were as follows:

                                                                      October 31,
                                                          ---------------------------------
                                                               1998                 1997
                                                          -------------       -------------
               Current assets                             $          --       $      27,834
               Current liabilities                                   --              20,777
                                                          -------------       -------------
                  Net current assets                                 --               7,057
                                                          -------------       -------------
               Property, plant and equipment                         --               5,505
               Other noncurrent assets                               --              22,448
               Deferred taxes                                        --              (5,303)
                                                          -------------       -------------
                Net noncurrent assets                                --              22,650
                                                          -------------       -------------
                Net assets                                $          --       $      29,707
                                                          =============       =============

   The 1998 net loss from discontinued operations includes benefits from prior year tax losses of $1.1 million. The 1997 discontinued operations loss before taxes includes a fourth quarter charge of $55.7 million for the write-down of the net assets of Xyplex, Inc. to their estimated net realizable value. Also included in the 1997 loss is a goodwill and other intangibles impairment charge of $30.2 million and restructuring costs of $5.3 million. The 1996 discontinued operations loss before taxes includes the write-off of acquired in-process research and development of $11.7 million.

     The 1998 gain on disposal of discontinued operations of $9.2 million includes tax benefits of $1.6 million and reflects a $12.5 million gain on the sale of Whittaker Xyplex, Inc. during the first quarter of 1998 and a $1.7 million gain on the sale of the assets and business of Aviant Information, Inc. during the fourth quarter of 1998. Also included in the 1998 gain on disposal of discontinued operations is a $2.7 million write-off of certain assets related to the discontinued Communications segment; a $2.0 million loss on certain contracts related to the discontinued defense electronics business and $1.9 million of other losses arising from the disposition of its various discontinued operations. The Company received cash during 1998 on the sale of Whittaker Xyplex, Inc. and the assets and business of Aviant Information, Inc. of $35.0 million and $2.9 million, respectively.

     The 1997 loss on disposal of discontinued operations of $4.8 million is net of tax benefits of $0.3 million and reflects proceeds realized from the disposition of discontinued operations of $18.9 million. Of these proceeds, $18.4 million was used to reduce the Company's bank debt. The 1997 loss on disposal reflects provisions for accrued liabilities for retained obligations arising directly as a result of the decision to dispose of these operations and the estimated future results of operations of such businesses through the date of disposition.

                             WHITTAKER CORPORATION

NOTE 3.  EARNINGS PER SHARE

   The following table sets forth for continuing operations the computation of basic and diluted earnings (loss) per share in thousands except per share amounts:

                                                                              FOR THE YEARS ENDED OCTOBER 31,
                                                                      ---------------------------------------------
                                                                           1998            1997             1996
                                                                      ------------    ------------     ------------
Basic Earnings (Loss) Per Share
-------------------------------
  Income (loss) from continuing operations                            $     40,090    $    (28,287)    $      9,817
  Less preferred dividends                                                      --              --                1
                                                                      ------------    ------------     ------------
  Net income (loss) from continuing operations available to common
   stockholders                                                       $     40,090    $    (28,287)    $      9,816
                                                                      ============    ============     ============
  Weighted average common shares outstanding                                11,264          11,144           10,065
                                                                      ============    ============     ============
  Basic income (loss) per share from continuing operations            $       3.56    $      (2.54)    $       0.98
                                                                      ============    ============     ============
Diluted Earnings (Loss) Per Share
---------------------------------
  Net income (loss) from basic earnings per share calculation, above  $     40,090    $    (28,287)    $      9,816
  Add after-tax interest on convertible debt                                   693              --              693
                                                                      ------------    ------------     ------------
  Net income (loss) from continuing operations for diluted earnings
   per share calculation                                              $     40,783    $    (28,287)    $     10,509
                                                                      ------------    ------------     ------------
  Weighted average common shares outstanding for basic earnings per
   share calculation, above                                                 11,264          11,144           10,065
  Effect of dilutive securities:
    Series D Convertible Preferred Stock                                       188              --              213
    Employee stock options                                                     167              --              294
    Convertible debt                                                           751              --              619
                                                                      ------------    ------------     ------------
  Denominator for diluted earnings per share calculation                    12,370          11,144           11,191
                                                                      ============    ============     ============
  Diluted earnings (loss) per share from continuing operations        $       3.30    $      (2.54)    $       0.94
                                                                      ============    ============     ============

   Options to purchase 349,334 shares of common stock at prices ranging from $14.94 to $26.25 per share were not included in the computation of diluted earnings per share for 1998 because their inclusion would be anti-dilutive. Options to purchase 630,427 shares of common stock at prices ranging from $14.87 to $26.25 per share were not included in the computation of diluted earnings per share for 1996 because their inclusion would be anti-dilutive. Loss per share calculations for 1997 do not include the effect of the Series D Convertible Preferred Stock, employee stock options or the convertible debt as such amounts would be anti-dilutive.

                             WHITTAKER CORPORATION

NOTE 4.  NET ASSETS HELD FOR SALE

   Net assets held for sale at October 31, 1998 and October 31, 1997, include $15.0 million of land formerly used by a discontinued technology unit. The land is located in the City of Santa Clarita, California.

   During the fourth quarter of 1997, in connection with its strategy to reduce debt, the Company decided to sell this land and thus recorded a non-cash write-down of $15.7 million dollars to reflect this asset at $15 million which is the amount the Company estimates it would receive upon the sale of this asset after deducting estimated selling costs. Under Financial Accounting Standards Board Statement No. 121 ("FAS 121"), when an impairment write-down is required, the related assets are adjusted to their estimated fair value, net of estimated selling costs. For purposes of FAS 121, fair value has been determined to be the amount a willing buyer would pay a willing seller for such assets in a current transaction that is other than a forced or liquidation sale.

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

NOTE 5.  RECEIVABLES

     Receivables consisted of the following:

                                                                                   OCTOBER 31,
                                                                        -------------------------------
                                                                             1998               1997
                                                                        ------------       ------------
                                                                                 (IN THOUSANDS)
     Trade accounts receivable--billed............................          $19,832            $21,392
     Other receivables............................................            1,942              2,942
     Allowance for doubtful accounts..............................           (2,359)              (632)
                                                                            -------            -------
     Total receivables............................................          $19,415            $23,702
                                                                            =======            =======

                             WHITTAKER CORPORATION

Note 6.  Long-Term Debt

   Long-term debt consisted of the following:

                                                                                         OCTOBER 31,
                                                                   -------------------------------------------------------
                                                                            1998                             1997
                                                                   ------------------------       ------------------------
                                                                                       (In thousands)
                                                                                  INTEREST                       INTEREST
                                                                     AMOUNT         RATE          AMOUNT           RATE
                                                                   ----------    ----------     -----------    -----------
Borrowings under revolving credit facility.....................       $ 8,750        7.625%        $ 79,936        12.5%
Borrowings under term loan.....................................        37,552        8.125%          34,016        12.5%
Other note, payable semiannually to 1999, with interest at the
 lesser of 10% or 65% of prime.................................            59          5.2%             259         5.5%

7% convertible subordinated notes due May 1, 2005..............        15,000          7.0%          15,000         7.0%

Capitalized lease obligations payable in varying monthly or
 quarterly installments through 1999, with interest rates
 ranging to 9.67%  (Note 10)...................................            50          7.3%             364         8.7%
                                                                      -------                      --------
                                                                      $61,411                      $129,575
Less current maturities........................................         1,043                       129,353
                                                                      -------                      --------
                                                                      $60,368                      $    222
                                                                      =======                      ========

   Maturities of long-term debt are as follows for the periods stated:

                    YEAR ENDING                                   (IN
                    OCTOBER 31                                THOUSANDS)
                    -----------                              -----------
                      1999..........................              $ 1,043
                      2000..........................                  955
                      2001..........................               12,293
                      2002..........................               13,226
                      2003..........................               18,894

   On May 28, 1998, the Company and a group of lenders entered into a new credit agreement that consists of a $45 million revolving credit facility that expires in May 2001 and a $40 million term loan that is repayable in quarterly installments over five years. Interest on loans outstanding under the credit agreement is based, at the Company's option, on a "base rate" or on a "eurodollar rate." The annual interest rate based on the base rate may range between the agent bank's prime rate plus 0.5% and the agent bank's prime rate plus 1.75%. The annual interest rate based on the eurodollar rate may range between LIBOR plus 1.75% and LIBOR plus 3.0%. The Company is obligated to pay letter of credit fees which may range between 2.0% per annum and 3.0% per annum on the aggregate amount of outstanding letters of credit. The Company is also obligated to pay commitment fees which may range between 0.375% per annum and 0.50% per annum on the unused portion of the revolving credit facility. The applicable margin over LIBOR or the prime rate, the applicable letter of credit fee, and the applicable commitment fee are determined by reference to the Company's leverage ratio as defined in the credit agreement. As of October 31, 1998, the weighted average interest rate on loans outstanding under the credit agreement was 8.03%. At October 31, 1998, the Company's debt totaled $61.4 million, which consisted of $8.7 million of loans outstanding under its revolving credit facility, $37.6 million outstanding under the term loan, $15.0 million of convertible subordinated debt and $0.1 million of other debt. In addition there were $1.8 million of letters of credit outstanding under the revolving credit facility. The Company's obligations under the credit agreement are secured by a pledge of shares of stock of the subsidiaries of the Company, accounts receivable, inventory, equipment, intellectual property and other assets of the Company and its subsidiaries. The new agreement includes financial covenants with respect to financial leverage, earnings and fixed charge coverage. Proceeds from the new agreement were used to repay all of the $70 million of indebtedness previously outstanding under the Company's prior credit agreement. The new facility provides additional availability to fund working capital requirements and acquisitions.

                             WHITTAKER CORPORATION

NOTE 6.  LONG-TERM DEBT--(CONTINUED)

   Under the Company's 7% convertible subordinated notes, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. Since April 30, 1996, the Company's tangible net worth has been less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. At October 31, 1998, the amount of accrued and unpaid dividends on the Series D Preferred Stock was $1,442.94.

   In order to reduce the risk of higher interest expense that could result from an increase in the level of market interest rates, the Company in June 1996 purchased an interest rate cap with an initial notional amount of $42.5 million. Under the terms of the interest rate cap, the Company will receive a payment at the end of each quarterly period, as defined in the interest rate cap agreement, if three-month LIBOR at the beginning of the period exceeds 7.5%. The amount of such payment will be the interest for such period on the notional amount of the interest rate cap at the beginning of such period calculated using an interest rate equal to the positive difference, if any, between LIBOR at the beginning of such period and 7.5%. The interest rate cap expires in July 1999. The cost of this interest rate cap is being amortized over its 37-month term. At October 31, 1998, the unamortized cost was $60,500.

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

   The Amendment modifies the Note by (a) changing the conversion price from $24.25 per share to $16.97 per share; and (b) if the Company redeems all or a portion of the Note prior to May 4, 2002, obligating the Company to issue to the holder of the Note a warrant to purchase the number of shares of Whittaker common stock which the holder of the Note could have received upon conversion of the principal amount so redeemed by the Company ("Warrant"). The form of Warrant states that the exercise price of the Warrant will be based on the conversion price of $16.97 and adjusted in accordance with customary anti-dilutive protections similar to those affecting the conversion of the Note. The form of Warrant also provides that the number of shares subject to the Warrant will be adjusted based upon similar anti-dilutive principles. If the entire principal amount of the Note, as amended, was converted as of October 31, 1998 into Whittaker common stock, the Company would be required to issue, and has thus reserved for issuance, 883,912 shares of Whittaker common stock.

   On June 12, 1998, the Company issued to Hughes fifteen 7% convertible subordinated notes, each in the principal amount of $1 million (the "Notes"), in exchange for the $15 million Note which was cancelled. The terms of each of the $1 million Notes are identical, except for the principal amount, to the terms of the $15 million Note, as amended by the Amendment. Hughes subsequently sold the Notes to other investors.

                             WHITTAKER CORPORATION

NOTE 7.  CAPITAL STOCK

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

   Common Stock reserved for issuance at October 31, 1998 was as follows:

                                                                                             SHARES IN
                                                                                             THOUSANDS
                                                                                            ------------
          For conversion of Series D Participating Convertible Preferred Stock........            188
          For stock options...........................................................          1,688
          For conversion of 7% convertible subordinated note..........................            884
                                                                                                -----
                                                                                                2,760
                                                                                                -----

   The Company had reserved 1,688,480 shares of Common Stock at October 31, 1998 for future issuances under the Whittaker Corporation Long-Term Stock Incentive Plan (1989) and The Whittaker Corporation 1992 Stock Option Plan for Non-Employee Directors. The Company also had reserved 883,912 shares of Common Stock at October 31, 1998 for possible conversion of the 7% convertible subordinated notes at the option of the holders. Options to purchase Common Stock generally are conditioned upon continued employment, expire from five to ten years after the grant date, and become exercisable in whole or in part either commencing with the seventh month or upon the attainment of certain predetermined goals, or both. The exercise price for options granted is equal to the average market price on the date of grant. The following information for the three years ended October 31, 1998 relates to options granted from 1991 through 1998 under the plans.

                                                               OPTIONS                          WEIGHTED AVERAGE
                                                             OUTSTANDING        PRICE RANGE      EXERCISE PRICE
                                                            -------------    ----------------   ----------------
                                                            (IN THOUSANDS)
   Balance, October 31, 1995..............................         1,722         2.41 to 22.50          11.56
      Options granted.....................................         1,201        13.44 to 26.25          20.20
      Options canceled or expired.........................        (1,150)       13.44 to 26.25          20.16
      Options exercised...................................          (660)        2.41 to 22.50           3.63
                                                                  ------

   Balance, October 31, 1996..............................         1,113         4.10 to 26.25          16.65
      Options granted.....................................           361         9.44 to 14.12          12.10
      Options canceled or expired.........................          (640)       10.31 to 26.25          17.97
      Options exercised...................................          (176)        4.10 to 12.44           7.07
                                                                  ------

   Balance, October 31, 1997..............................           658         5.24 to 26.25          15.42
      Options granted.....................................           399         7.22 to 14.94           7.66
      Options canceled or expired.........................          (314)        7.22 to 26.25          16.83
      Options exercised...................................           (33)                 7.22           7.22
                                                                  ------

   Balance, October 31, 1998..............................           710         5.24 to 26.25          10.80

                             WHITTAKER CORPORATION

NOTE 7.  CAPITAL STOCK--(CONTINUED)

   At October 31, 1998, options outstanding and options exercisable were as follows:

    NUMBER OF                                                 WEIGHTED AVERAGE
     OPTIONS          RANGE OF          WEIGHTED AVERAGE         REMAINING
   OUTSTANDING     EXERCISE PRICES      EXERCISE PRICE       CONTRACTUAL LIFE
   -----------     ---------------      --------------       ----------------
       9,247       $     5.24                $ 5.24            1.81 Years
     584,476        7.22 to 13.25              9.21            8.68 Years
      98,587        14.94 to 21.75            17.17            6.64 Years
      17,250            26.25                 26.25            7.31 Years
     -------
     709,560
     =======

    NUMBER OF                                               WEIGHTED AVERAGE
     OPTIONS           RANGE OF        WEIGHTED AVERAGE        REMAINING
   EXERCISABLE     EXERCISE PRICES      EXERCISE PRICE      CONTRACTUAL LIFE
   -----------     ---------------      --------------      ----------------
       9,247           $  5.24               $ 5.24            1.81 Years
     457,010        7.22 to 13.25              8.33            8.76 Years
      75,466        14.94 to 21.75            17.45            6.02 Years
       3,584            26.25                 26.25            7.31 Years
     -------
     545,307
     -------

   At October 31, 1997 and October 31, 1996 options for 187,045 and 380,040 shares, respectively, were exercisable.

   In the discontinued Integration Services segment, The 1997 Stock Option Plan of Aviant Information, Inc. (the "Aviant Plan") was adopted as of October 14, 1997. The plan provided for the granting of options to purchase the common stock of Aviant Information, Inc. ("Aviant"), a wholly owned subsidiary of the Company. The term of each option was five or ten years and became exercisable, with respect to an individual, in annual installments of at least 25 percent of the total number of options granted to that individual commencing one year from the grant date and in full upon the consummation of an initial public offering of the common shares of Aviant or the transfer of more than fifty percent of the common stock of Aviant to a non-affiliate of Aviant, the Company or the shareholders of the Company. Following the sale of the assets of Aviant Information, Inc. and the termination of its employees, the Aviant Plan was terminated in the fourth quarter of 1998.

   In the discontinued Communications segment, the 1997 Stock Option Plan of Whittaker Xyplex, Inc. (the "WXI Plan") was adopted on January 24, 1997. The WXI Plan provided for the granting of options to purchase the common stock of Whittaker Xyplex, Inc. ("WXI"), a wholly owned subsidiary of the Company. The term of each option was five or ten years and the option became exercisable, with respect to an individual, in annual installments of at least 20 percent of the total number of options granted to that individual commencing one year from the grant date and upon the consummation of an initial public offering of the common shares of WXI or the transfer of more than fifty percent of the common stock of WXI to a non-affiliate of WXI, the Company or the shareholders of the Company. In the first quarter of 1998, the Company sold all of the issued and outstanding shares of Whittaker Xyplex, Inc.

                             WHITTAKER CORPORATION

NOTE 7.  CAPITAL STOCK--(CONTINUED)

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.36% for all years; dividend yields of 0.0% in all years, volatility factors of the expected market price of the Company's common stock of .33 in all years and weighted-average expected life of the options of 3.33 years, 4.44 years and 4.05 years, respectively. The weighted average fair value of options granted during 1998, 1997 and 1996 is estimated to be $2.25, $4.21 and $6.67, respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands except for earnings per share information):

                                              1998          1997        1996
                                           ---------    -----------  ----------
Pro forma income (loss)                      $47,937     $(164,753)   $(17,871)
Pro forma basic income (loss) per share      $  4.26     $  (14.78)   $  (1.78)

     The Company's Stockholder Rights Plan as of October 31, 1998 gave each holder of the Company's Common Stock one right for each share of Common Stock held. Each right entitled the holder to purchase from the Company 1/100 of a share of a new series of the Company's preferred stock (Series A Participating Cumulative Preferred Stock) at an exercise price of $125 per 1/100 of a share. The rights would have become exercisable and would have detached from the Common Stock 10 days after any person or group acquired 25% or more of the Company's Common Stock, or 10 business days after any person or group commenced a tender or exchange offer which, if consummated, would have resulted in that person or group owning at least 25% of the Company's Common Stock.

     If any person had acquired 25% or more of the Company's Common Stock, each right would have entitled the holder, other than the acquiring person, to purchase for the exercise price Common Stock of the Company with a value of twice the exercise price. In addition, if following an acquisition by any person or group of 25% or more of the Company's Common Stock, the Company had been involved in a merger or other business combination transaction, or had sold more than 50% of its assets or earning power to any person, each right would have entitled the holder, other than the acquiring person, to purchase for the exercise price Common Stock of the acquiring person with a value of twice the exercise price.

     The Company could have redeemed the rights at $.01 per right at any time until the tenth day after any person or group had acquired 25% or more of its Common Stock. The Stockholder Rights Plan could have been supplemented or amended at the direction of the Company without the approval of the holders of rights, except as otherwise set forth in the Stockholder Rights Plan. At October 31, 1998, 150,000 preferred shares were reserved for these rights.

                             WHITTAKER CORPORATION

NOTE 8.  INCOME TAXES

   Income tax expense (benefit) consists of the following:

                                                                             YEARS ENDED OCTOBER 31,
                                                                 1998                  1997                 1996
                                                          ---------------       ---------------       --------------
                                                                                 (In thousands)
Total provision -
   Continuing operations............................      $       (17,602)      $        (3,901)      $        4,933
   Discontinued operations and other................               (3,624)               (3,501)             (14,022)
                                                          ---------------       ---------------       --------------
                                                          $       (21,226)      $        (7,402)      $       (9,089)
                                                          ===============       ===============       ==============
Components of the provision -
   Federal..........................................      $       (20,526)      $        (4,902)      $       (8,149)
   State............................................                 (700)               (2,500)                (940)
                                                          ---------------       ---------------       --------------
                                                          $       (21,226)      $        (7,402)      $       (9,089)
                                                          ===============       ===============       ==============
Classification of the provision -
   Current..........................................      $        (2,427)      $        (5,398)      $       (5,048)
   Deferred.........................................              (18,799)               (2,004)              (4,041)
                                                          ---------------       ---------------       --------------
                                                          $       (21,226)      $        (7,402)      $       (9,089)
                                                          ===============       ===============       ==============

   Foreign income taxes were not material.

   The tax expense (benefit) is different than the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for the differences are as follows:

                                                                       YEARS ENDED OCTOBER 31,
                                                           1998                  1997                  1996
                                                      --------------        --------------        --------------
U.S. federal statutory rate.........................          34.0%                (34.0%)               (34.0%)
State taxes, net of U.S. federal income tax benefit.           3.4%                 (0.2%)                (2.4%)
Goodwill amortization...............................           0.0%                 15.4%                  3.5%
Valuation allowance.................................         (99.1%)                16.0%                  0.0%
Capital gain........................................         (16.0%)                 0.0%                  0.0%
Other items.........................................           0.0%                 (1.5%)                (1.8%)
                                                       --------------        --------------        --------------
Effective tax rate..................................         (77.7%)                (4.3%)               (34.7%)
                                                       ==============        ==============        ==============

                             WHITTAKER CORPORATION

NOTE 8.  INCOME TAXES--(CONTINUED)

   Deferred income taxes reflect the net tax effects of temporary differences between the reported amounts of assets and liabilities in the financial statements and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31 are as follows:

                                                                   1998              1997              1996
                                                              ------------     -------------     --------------
                                                                                 (In thousands)
Deferred tax assets:
   Receivables valuation.................................     $        538     $       1,280     $          858
   Inventory valuation...................................            4,932             6,770              8,397
   Self-insurance reserves...............................            1,271             1,367              1,384
   Reserves for discontinued operations..................            2,902             2,380              1,163
   Benefits from net operating loss carryforward.........           11,677            13,293                 --
   Benefits from net capital loss carryforward...........           21,825                --                 --
   Other.................................................            9,167            14,905             12,553
                                                              ------------     -------------     --------------
Total before valuation allowance.........................           52,312            39,995             24,355
Valuation allowance......................................          (23,367)          (29,372)              (390)
                                                              ------------     -------------     --------------
Net deferred tax assets..................................     $     28,945     $      10,623     $       23,965
                                                              ============     =============     ==============

Deferred tax liabilities:
   Excess of tax over book depreciation..................     $        768     $        (884)    $        1,487
   Assets held for sale or development...................            2,415             2,088              7,919
   Intangible assets.....................................            1,066             7,890             15,667
   Pension costs.........................................            1,593             1,671              1,904
   Other.................................................            2,533             2,556              2,745
                                                              ------------     -------------     --------------
                                                              $      8,375     $      13,321     $       29,722
                                                              ============     =============     ==============

   In March 1996 the Company received a net tax refund of $5.2 million under an agreement reached with the Internal Revenue Service closing the audit of the 1987 and 1988 income tax returns.

   The Company in 1997, in compliance with FASB 109, established a full allowance against its net operating loss carryforward and net deferred tax assets. During the third quarter of 1998, the Company determined that, because of improved 1998 operating results and the favorable outlook for future operating results, previously recorded valuation allowances against benefits from prior year operating tax losses were no longer appropriate. Consequently, the Company reversed all federal valuation allowances at the end of the third quarter. At October 31, 1998 the Company had a $32.8 million total net operating loss carryforward that will expire in 2012.

   The valuation allowance at October 31, 1998 represents substantially the allowance against the benefit from the net capital loss carryforward.

NOTE 9.  EMPLOYEE BENEFIT PLANS

   Prior to October 31, 1994, most of the Company's domestic employees were covered by the Whittaker Corporation Employees' Pension Plan (the ''Pension Plan''), its noncontributory defined benefit pension plan. The benefits are based on years of service and the employee's highest compensation for five consecutive years during the last ten years of credited service.

                             WHITTAKER CORPORATION

NOTE 9.  EMPLOYEE BENEFIT PLANS--(CONTINUED)

   Effective October 31, 1994, the Company amended the Pension Plan to
"freeze" benefits for all participants. Adjustments for changes in credited years of service ceased on October 31, 1994 and adjustments for changes in remuneration ceased on December 31, 1994. Vesting service continues to accrue in accordance with applicable Pension Plan provisions, and Pension Plan funding will continue until such time that the Pension Plan is terminated and all benefit obligations are satisfied. The Company funds the Pension Plan in accordance with the Employee Retirement Income Security Act of 1974, as amended (ERISA).

   The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's consolidated balance sheet:

                                                                                                  OCTOBER 31
                                                                                     ---------------------------------
                                                                                           1998               1997
                                                                                     --------------     --------------
                                                                                               (In thousands)
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of $125,341 in 1998 and
    $112,811 in 1997.................................................................     $(125,656)         $(122,373)
                                                                                      ==============     ==============
   Projected benefit obligation for service rendered through October 31, 1994........      (125,656)          (122,373)
Plan assets at fair value, primarily government, government agency and fixed
income securities....................................................................       127,086            122,635
                                                                                      --------------     --------------
Plan assets in excess of projected benefit obligation................................         1,430                262
Items not yet recognized in earnings:
   Prior service cost................................................................            92                192
   Unrecognized net loss.............................................................         2,507              3,770
                                                                                      --------------     --------------
Net prepaid pension cost recorded in the consolidated balance sheet..................     $   4,029          $   4,224
                                                                                      ==============     ==============

   The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation was 7.15% at October 31, 1998 and 1997. The expected long-term rate of return on plan assets was 7.5% for the years ended October 31, 1998, 1997 and 1996. As a result of the amendment described above, there are no projected increases in future compensation levels.

   The Company also sponsors unfunded supplemental nonqualified executive and director plans. At October 31, 1998, the projected benefit obligation for those plans totaled $6.3 million, of which $1.3 million is subject to later amortization. The remaining $5.0 million is accrued as a liability in the consolidated balance sheet.

   Effective November 1, 1994, the Company amended its defined contribution 401(k) plan and renamed it the Whittaker Corporation Partnership Plan ("Partnership Plan"). The amendment provided for new investment alternatives, added a profit sharing component to Company contributions to the Partnership Plan, and allowed certain rollover contributions from other qualified plans.
The Partnership Plan covers substantially all of the Company's employees and contains a matched savings provision that permits pretax employee contributions. Participants can contribute from 1% to 12% of compensation and receive a maximum matching employer contribution of 50% on up to 6% of their annual compensation.

   In addition to matching of employee contributions, beginning with fiscal 1995, the Company has recorded as expense profit-sharing contributions to the Partnership Plan which may range from 0% to 7.5% of eligible employee compensation, based on the attainment of specified financial goals by participating divisions of the Company.

                             WHITTAKER CORPORATION

NOTE 9.  EMPLOYEE BENEFIT PLANS--(CONTINUED)

   Total pension and retirement expense was as follows:

                                                                            YEARS ENDED OCTOBER 31,
                                                              -------------------------------------------------
                                                                   1998              1997               1996
                                                              ------------      ------------      -------------
                                                                                (IN THOUSANDS)
Cost components of funded defined benefit plan:
   Service cost--benefits earned during the period.......     $        525      $        516      $         540
   Interest cost on projected benefit obligation.........            8,393             8,603              8,500
   Actual return on plan assets..........................          (15,593)          (12,724)           (15,892)
   Net amortization and deferral.........................            6,871             4,194              6,647
                                                              ------------      ------------      -------------
Net periodic pension expense (income) for funded defined               196               589               (205)
 benefit plan............................................
Cost for unfunded defined benefit plans..................              474               658                703
Cost for special termination benefit.....................               --               440                 --
Cost for defined contribution plans......................            2,845             2,293              1,589
                                                              ------------      ------------      -------------
Total pension and retirement plan expense................     $      3,515      $      3,980      $       2,087
                                                              ============      ============      =============

NOTE 10.  LEASED ASSETS AND LEASE COMMITMENTS

   Whittaker has various leases covering real property and equipment.

   Property, Plant and Equipment includes $38,000 at October 31, 1998 and $360,000 at October 31, 1997 for leases that have been capitalized. The amortization of these assets is included in depreciation expense.

   Future minimum payments under capital leases and under noncancellable operating leases, net of rentals to be received from existing noncancellable operating subleases, as of October 31, 1998, were as follows:

                                                                   CAPITAL          OPERATING
                  YEARS ENDED OCTOBER 31,                          LEASES             LEASES
                  -----------------------                         --------          ----------
                                                                          (IN THOUSANDS)
   1999....................................................      $       41      $        1,818
   2000....................................................              11               1,978
   2001....................................................              --               1,855
   2002....................................................              --               1,855
   2003....................................................              --               1,929
   2004 and subsequent.....................................              --              17,469
                                                                 ----------      --------------
Total commitments..........................................              52      $       26,904
                                                                                 ==============
Amounts representing interest..............................               2
                                                                 ----------
Present value of net minimum lease payments................      $       50
                                                                 ==========

   Rental expense for operating leases of the Company's continuing operations, net of rental income from subleases, was as follows:

YEARS ENDED OCTOBER 31,                           (IN THOUSANDS)
-----------------------                           --------------
1998............................................         $2,157
1997............................................          1,371
1996............................................            250

                             WHITTAKER CORPORATION

NOTE 11.  COMMITMENTS AND CONTINGENCIES

   In certain years, after evaluating the availability and cost of insurance, the Company did not purchase insurance for certain risks, including workers' compensation and product liability. The Company currently purchases workers' compensation insurance and product liability insurance. The Company's insurance carriers have taken the position that in certain cases the Company is uninsured for environmental matters, a position that the Company disputes in certain instances.

   As a result primarily of the activities of its discontinued operations, the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). CERCLA, also known as "Superfund", is the main Federal law enacted to address public health and environmental concerns arising with respect to the past treatment and disposal of hazardous substances. The Company is also a potentially responsible party in a number of other actions brought under state laws patterned after CERCLA. In nearly all of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed of waste. In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and cleanup activities at facilities currently or formerly occupied by its operating units. There are also various other claims and suits pending against the Company.

   At October 31, 1998, the Company had provided for its aggregate liability related to various claims, including uninsured risks and potential claims in connection with the environmental matters noted above, excluding the environmental remediation activities related to the property located in the City of Santa Clarita, California. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

   As prescribed by SOP 96-1, the Company has accrued for its estimated costs, including certain employee compensation costs, for environmental remediation where the Company is a potentially responsible party under CERCLA and similar state laws. These accruals are adjusted periodically as further assessment and remediation efforts progress or as technical and legal information becomes available. As of October 31, 1998, the Company estimates that the total remaining unpaid remediation costs for the sites associated with these federal and state actions is $4.9 million. As of October 31, 1998, all of these estimated costs have been accrued and are reflected in accrued liabilities and, in the case of those costs to be incurred beyond one year, "Other Noncurrent Liabilities" in the consolidated balance sheet of the Company. Although the Company, at this time, does not anticipate that any additional significant costs (beyond those already recognized) wi11 be incurred in the remediation efforts for these sites, there can be no assurance that significant additional costs for the remediation of these, or new sites, will not be incurred in the future. Costs of future expenditures for environmental remediation efforts are not discounted to their present value.

   In connection with the discontinuance of various businesses, the Company remains liable for certain retained obligations and for certain future claims, principally environmental and product liability. The noncurrent portion of such items is included in "Other Noncurrent Liabilities" in the consolidated balance sheet.

                             WHITTAKER CORPORATION

NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for 1998 and 1997 follow (in millions of dollars except for per share amounts):

                                                 FIRST        SECOND      THIRD       FOURTH
                                                QUARTER      QUARTER     QUARTER     QUARTER       YEAR
                                              -----------  ----------  ----------  ----------  -----------
1998
Sales.......................................      $ 29.0      $ 33.0      $ 34.0      $ 35.5      $ 131.5
Cost of sales...............................        16.9        17.1        16.1        15.8         65.9
Income before taxes-continuing operations...          .9         6.9         8.3         6.4         22.5
Income-continuing operations................          .9         6.8        28.6         3.8         40.1
Income (loss)-discontinued operations.......         9.5         (.9)         .9        (1.1)         8.4
Net income..................................        10.4         5.9        29.5         2.7         48.5
Basic income (loss) per share*
 Continuing operations**....................      $  .08      $  .61      $ 2.53      $  .34      $  3.56
 Discontinued operations....................         .85        (.09)        .08        (.10)         .75
 Net income.................................         .93         .52        2.61         .24         4.31
Diluted income (loss) per share
 Continuing operations......................      $  .08      $  .57      $ 2.29      $  .32      $  3.30
 Discontinued operations....................         .83        (.08)        .07        (.09)         .68
 Net income.................................         .91         .49        2.36         .23         3.98

1997
Sales.......................................      $ 19.7      $ 21.2      $ 22.6      $ 26.3      $  89.8
Cost of sales...............................        12.3        12.8        15.9        19.5         60.5
Income before taxes-continuing operations...        (2.5)       (3.6)       (4.3)      (21.8)       (32.2)
Loss-continuing operations..................        (2.5)       (3.6)       (4.3)      (17.9)       (28.3)
Loss-discontinued operations................       (15.6)      (30.9)      (22.8)      (62.7)      (131.9)
Extraordinary item..........................          --          --          --        (3.4)        (3.4)
Net loss....................................       (18.1)      (34.4)      (27.1)      (84.0)      (163.6)
Basic loss per share*
 Continuing operations**....................      $ (.23)     $ (.32)     $ (.38)     $(1.60)     $ (2.54)
 Discontinued operations....................       (1.40)      (2.77)      (2.05)      (5.61)      (11.83)
 Extraordinary item.........................          --          --          --        (.31)        (.31)
 Net loss...................................       (1.63)      (3.09)      (2.43)      (7.52)      (14.68)
Diluted loss per share
 Continuing operations......................      $ (.23)     $ (.32)     $ (.38)     $(1.60)     $ (2.54)
 Discontinued operations....................       (1.40)      (2.77)      (2.05)      (5.61)      (11.83)
 Extraordinary item.........................          --          --          --        (.31)        (.31)
 Net loss...................................       (1.63)      (3.09)      (2.43)      (7.52)      (14.68)

* The sums of quarterly per share amounts do not equal the annual amounts reported since per share calculations are made independently for each quarter and the full year based upon respective average shares outstanding.

** The financial statements for prior periods have been restated to reflect the segregation of continuing and discontinued operations.

                             WHITTAKER CORPORATION

NOTE 13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   As part of the consideration for the sale of Whittaker Xyplex, Inc. to MRV Communications, Inc. in the first quarter of 1998, the Company received warrants to purchase 421,402 shares of common stock of MRV Communications, Inc. The warrants were valued at $2.2 million based on their estimated market value at January 31, 1998. Because of a decline in the market value of the common stock underlying these warrants, the Company, in the fourth quarter of 1998, wrote down the value of this asset to zero. This $2.2 million charge is reflected in other expense.

NOTE 14.  BUSINESS SEGMENTS

   The Company's continuing operations are classified as a single business segment which provides specialized products and customer solutions for aircraft, defense and industrial markets.

   Operating profit is total revenue less operating expenses. General corporate expenses which are included in consolidated operating profit or loss were $6.9 million, $26.5 million and $10.4 million in 1998, 1997 and 1996, respectively. Identifiable assets are those assets used in the Company's operations and for 1998, 1997 and 1996 were $85.6 million, $81.2 million and $79.7 million, respectively. Corporate assets are principally cash, notes receivable, deferred income taxes, assets held for sale and assets of discontinued operations, and were $51.0 million, $81.7 million and $260.7 million for 1998, 1997 and 1996, respectively.

   In fiscal 1998, 1997 and 1996 approximately 20.2%, 18.8% and 27.0%, respectively, of Whittaker's sales from continuing operations were directly or indirectly to the United States Government. In fiscal 1998, 1997 and 1996 approximately 22.7%, 20.8% and 24.0% respectively, of Whittaker's sales from continuing operations arose from exports to customers outside the United States, primarily in Europe. Approximately 9% of the Company's accounts receivable at October 31, 1998 were from the U.S. Government, and the balance was primarily from commercial customers, prime defense contractors with the U.S. Government, and foreign customers.

NOTE 15. EXTRAORDINARY ITEM

   In consideration of its lending group issuing to the Company in 1997 waivers of default for non-compliance with the financial ratio covenants under the terms of its prior bank credit agreement, the Company agreed to a significant increase in the interest rate at which the Company could borrow under the terms of that agreement. That increase represented a substantial modification of that credit agreement. Accordingly, the Company during the fourth quarter of 1997 recorded a charge of $3.4 million (net of $0.2 million of tax benefit) representing the write off of the unamortized portion of debt issuance costs incurred in connection with obtaining that credit agreement. The charge was reflected in the Company's 1997 consolidated statements of income as an extraordinary item.

                             WHITTAKER CORPORATION

NOTE 16.  EVENT SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT AUDITORS (UNAUDITED)

   On November 12, 1998, the Company adopted a new Stockholders Rights Plan (the "New Plan") which is substantially similar to the prior Rights Plan which expired by its terms on November 29, 1998. Under the New Plan, Rights were distributed as a dividend at the rate of one Right for each share of Common Stock held by stockholders of record at the close of business on November 30, 1998. Each Right entitles stockholders to buy, upon the occurrence of certain events, 1/100th of a share of a new series of the Company's preferred stock (Series E Participating Cumulative Preferred Stock) for $125. The Rights become exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's Common Stock, or commences a tender offer or exchange that would result in such person or group owning 25% or more of the Company's Common Stock. Until a person or group acquires 25% or more of the Company's Common Stock, the Rights may be redeemed by the Board of Directors for $.01 per Right. After a person or group acquires 25% or more of the Company's Common Stock but before such person or group acquires 50% or more of the Company's Common Stock, the Board of Directors may exchange all or part of the Rights (other than the Rights owned by the person or group holding the 25% or more of the Company's Common Stock) for shares of the Company's Common Stock at an exchange ratio of one Right for one share of Common Stock. The Rights will expire on November 30, 2008.

   On January 11, 1999, the Company sold its 996-acre land parcel located in the City of Santa Clarita, California and certain other additional rights and assets related to this land for $10.0 million in cash, a $5.0 million promissory note and a contingent interest in any final profit from the development of this land.

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

      Election of Directors--Directors

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   The following documents are filed as part of this report:

                                                                                                  Page
                                                                                                  ----
                                                                                                REFERENCE
                                                                                                ---------
                                                                                                Form 10-K
(a-1) Financial Statements:
Report of Independent Auditors................................................................     15
Consolidated Statements of Operations for the three years ended October 31, 1998..............     16
Consolidated Balance Sheets as of October 31, 1998 and 1997...................................     17
Consolidated Statements of Cash Flows for the three years ended October 31, 1998..............     19
Consolidated Statements of Stockholders' Equity for the three years ended October 31, 1998....     20
Notes to Consolidated Financial Statements....................................................     21

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

     3.2 Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1989), as amended on September 30, 1994 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1994), on December 16, 1996 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31,
            1996) and on October 2, 1998.

     4.1  Reference is made to Exhibit 3.1.

     4.2  Reference is made to Exhibit 3.2.

     4.3 Rights Agreement dated as of November 12, 1998 between Registrant and Mellon Bank N.A. concerning Series E Participating Cumulative Preferred Stock Purchase Rights (Exhibit 1 to Form 8-A filed on November 30, 1998).

     4.4 Certificate of Designation of Series D Participating Convertible Preferred Stock (Exhibit to Form S-4, Registration No. 33-29028), as amended on March 16, 1990 (Exhibit 4.4 to Form 10-K for fiscal year ended October 31, 1995).

     4.5 Certificate of Designation of Series E Participating Cumulative Preferred Stock (Exhibit A to Exhibit 1 to Form 8-A filed on November 30, 1998).

     4.6 Form of 7% Convertible Subordinated Note dated April 24, 1995 by the Registrant, in the principal amount of $1,000,000 issued to various holders (Exhibit 4.1 to Form 10-Q dated July 31, 1998).

     4.7 Registration Rights Agreement dated April 24, 1995 between Registrant and Hughes Electronics Corporation (Exhibit 10.1 to Form 8-K dated May 8, 1995).

     4.8 Term Note dated May 28, 1998 by the Registrant in favor of CIBC Inc. (Exhibit 4.1 to Form 8-K dated June 1, 1998).

     4.9 Term Note dated May 28, 1998 by the Registrant in favor of The First National Bank of Chicago (Exhibit 4.2 to Form 8-K dated June 1,
              1998).

     4.10 Term Note dated May 28, 1998 by the Registrant in favor of Van Kampen American Capital Prime Rate Income Trust (Exhibit 4.3 to Form 8-K dated June 1, 1998).

     4.11 Term Note dated May 28, 1998 by the Registrant in favor of Banque Paribas (Exhibit 4.4 to Form 8-K dated June 1, 1998).

     4.12 Revolving Note dated May 28, 1998 by the Registrant in favor of CIBC Inc. (Exhibit 4.5 to Form 8-K dated June 1, 1998).

     4.13 Revolving Note dated May 28, 1998 by the Registrant in favor of The First National Bank of Chicago (Exhibit 4.6 to Form 8-K dated June 1, 1998).

     4.14 Revolving Note dated May 28, 1998 by the Registrant in favor of Van Kampen American Capital Prime Rate Income Trust (Exhibit 4.7 to Form 8-K dated June 1, 1998).

     4.15 Revolving Note dated May 28, 1998 by the Registrant in favor of Banque Paribas (Exhibit 4.8 to Form 8-K dated June 1, 1998).

     4.16 Swingline Note dated May 28, 1998 by the Registrant in favor of CIBC Inc. (Exhibit 4.9 to Form 8-K dated June 1, 1998).

            (Other instruments defining the rights of holders of long-term debt are not filed because the total amount of securities authorized under any such instrument does not exceed 10% of the consolidated total assets of Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.)

     10.1 Amended and Restated Whittaker Corporation 1992 Stock Option Plan for Non-Employee Directors (Exhibit 10.3 to Form 10-K for fiscal year ended October 31, 1996).**

     10.2 Restated Directors' Retirement Plan effective as of August 2, 1985, as amended on January 24, 1991 (Exhibit 10.10 to Form 10-K for fiscal year ended October 31, 1990), and on December 16, 1996 (Exhibit 10.6 to Form 10-K for fiscal year ended October 31,
              1996).**

     10.3 Amended and Restated Whittaker Corporation Long-Term Stock Incentive Plan (1989) (Exhibit 10.7 to Form 10-K for fiscal year ended October 31, 1996).**

     10.4 Whittaker Corporation Supplemental Benefit Plan dated November 23, 1988, as amended on June 12, 1990 and on July 12, 1991 (Exhibit
              10.8 to Form 10-K for fiscal year ended October 31, 1996).**

     10.5 Whittaker Corporation Excess Benefit Plan dated November 23, 1988, as amended June 21, 1990 (Exhibit 10.9 to Form 10-K for fiscal year ended October 31, 1996).**

     10.6 Whittaker Corporation Supplemental Disability Benefit Plan dated November 23, 1988 (Exhibit 10.10 to Form 10-K for fiscal year ended October 31, 1996).**

     10.7 Whittaker Corporation Supplemental Retirement and Disability Trust Agreement dated November 23, 1988 (Exhibit 10.13 to Form 10-K for fiscal year ended October 31, 1988).**

     10.8 Whittaker Corporation Supplemental Executive Retirement Plan dated as of January 1, 1996**

     10.9 Amended and Restated Whittaker Corporation Supplemental Executive Retirement Plan dated as of January 1, 1996, as amended January 24, 1997 (Exhibit 10.12 to Form 10-K for fiscal year ended October 31, 1996).**

     10.10 Amendment and Restatement of Whittaker Corporation Employees' Pension Plan dated December 22, 1994, as amended on December 15, 1995 (Exhibit 10.10 to Form 10-K for fiscal year ended October 31,
              1995), and on October 1, 1996 (Exhibit 10.13 to Form 10-K for fiscal year ended October 31, 1996).**

     10.11 Whittaker Corporation Partnership Plan (formerly the Whittaker Corporation Savings and Stock Investment Plan), as amended and restated effective November 1, 1994 (Exhibit 10.11 to Form 10-K for fiscal year ended October 31, 1995), as amended on June 21, 1996 (Exhibit 10.2 to Form 10-Q dated September 13, 1996), on July 1, 1997 and on December 12, 1997 (Exhibit 10.10 to Form 10-K dated January 28, 1998).**

     10.12 Credit Agreement dated as of May 28, 1998 among Registrant, Canadian Imperial Bank of Commerce, as Administrative Agent, The First National Bank of Chicago, as Documentation Agent, and certain commercial lending institutions, as the Lenders (Exhibit 10.1 to Form 8-K dated June 1, 1998).

     10.13 Stock Purchase Agreement dated as of March 23, 1995 between Registrant and Hughes Aircraft Company, as amended on April 24, 1995 (Exhibit 10.1 to Form 8-K dated May 8, 1995) and on May 4, 1998 (Exhibit 10.1 to Form 8-K dated May 7, 1998).

     10.14 Stock Purchase Agreement dated as of March 2, 1996, between Registrant and Raytheon Company (Exhibit 10.1 to Form 8-K dated April 24, 1996).

     10.15 Asset Purchase Agreement dated as of September 4, 1997 among Registrant, Whittaker Communications Limited, Whittaker Services Corporation and Condor Systems, Inc.

     10.16 Stock Purchase Agreement dated as of January 19, 1998, between Registrant and MRV Communications, Inc. (Exhibit 10.23 to Form 10-K dated January 28, 1998).

     10.17 Asset Purchase Agreement dated August 20, 1998 among Registrant, Aviant Information, Inc., Superior Consultant Holdings Corporation and Enterprise Consulting Group, Inc. (Exhibit 10.1 to Form 8-K dated August 25, 1998).

     10.18 Restated and Amended Purchase Agreement dated as of November 5, 1998 between Registrant and Santa Clarita, L.L.C. (Exhibit 10.1 to Form 8-K dated January 12, 1999).

     10.19  Whittaker Corporation Cafeteria Plan dated as of January 1, 1999.**

     11. Calculation of earnings per share for the three years ended October 31, 1998.

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

(B) REPORTS ON FORM 8-K:

     During the quarter ended October 31, 1998, the Registrant filed the following reports on Form 8-K:

     1. A report on Form 8-K was filed on August 25, 1998. The form reports, in Item 2 thereof, that the Registrant completed the sale of assets relating to the business of its subsidiary, Aviant Information, Inc., to Enterprise Consulting Group, Inc.

     2. A report on Form 8-K was filed on August 31, 1998. The form reports, in Item 5 thereof, the Registrant's earnings for its third quarter of 1998.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WHITTAKER CORPORATION

Date :  January 27, 1999              By: /s/ John K. Otto
                                      _____________________________________
                                      John K. Otto
                                      Vice President, Chief Financial Officer
                                      and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE
          ---------                          -----                      ----
                                                               -
/s/ Joseph F. Alibrandi              Director and Principal     |
__________________________________                              |
      (Joseph F. Alibrandi)            Executive Officer        |
                                                                |
/s/ John K. Otto                           Principal            |
__________________________________                              |
          (John K. Otto)               Financial Officer        |
                                                                |
 /s/ Don Delmatoff                         Principal            |
__________________________________                              |
          (Don Delmatoff)              Accounting Officer       |
                                                                |
/s/ George H. Benter, Jr.                    Director           |
__________________________________                              |
      (George H. Benter, Jr.)                                   |
                                                                |
/s/ George Deukmejian                        Director           |
__________________________________                              |
        (George Deukmejian)                                     |
                                                                >     January 27, 1999
/s/ Jack L. Hancock                          Director           |
__________________________________                              |
         (Jack L. Hancock)                                      |
                                                                |
/s/ Edward R. Muller                         Director           |
__________________________________                              |
         (Edward R. Muller)                                     |
                                                                |
/s/ Gregory T. Parkos                        Director           |
__________________________________                              |
        (Gregory T. Parkos)                                     |
                                                                |
/s/ Malcolm T. Stamper                       Director           |
__________________________________                              |
        (Malcolm T. Stamper)                                    |
                                                                |
/s/ Ronald B. Woodard                        Director           |
__________________________________                              |
         (Ronald B. Woodard)                                    |
                                                               -

                                 EXHIBIT INDEX

                                                                                                  Sequentially
Exhibit No.                                                                                       Numbered Page
-----------                                                                                       -------------
  3.2           Restated Bylaws, as amended on October 2, 1998.
 10.8           Whittaker Corporation Supplemental Executive Retirement Plan dated as of
                January 1, 1996.
10.11           Whittaker Corporation Partnership Plan (formerly the Whittaker Corporation
                Savings and Stock Investment Plan), as amended on July 1, 1997.
10.15           Asset Purchase Agreement dated as of September 4, 1997 among Registrant,
                Whittaker Communications Limited, Whittaker Services Corporation and Condor
                Systems, Inc.
10.19           Whittaker Corporation Cafeteria Plan dated as of January 1, 1999.
11              Calculation of earnings per share for the three years ended October 31, 1998.
21              Subsidiaries of the Registrant.
23              Consent of Independent Auditors.
27              Financial Data Schedule.