Form 10-Q
period 1999-01-31
WHITTAKER CORP
filed 1999-03-16
CIK 106945

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                    QUARTERLY PERIOD ENDED JANUARY 31, 1999


Commission file number 0-20609

                             WHITTAKER CORPORATION
             (Exact name of Registrant as specified in its charter)

        Delaware                                                                 95-4033076
 (State or other jurisdiction of                                               (I.R.S.  Employer
 incorporation or organization)                                               Identification No.)

  1955 N. Surveyor Avenue                                                           93063
  Simi Valley, California                                                        (Zip Code )
(Address of principal executive offices)

                                               (805) 526-5700
                         (Registrant's telephone number, including area code)



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO


   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,438,999 shares, par value $.01 per share, as of January 31, 1999.
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WHITTAKER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    ($ in 000, except for per share amounts)
                                  (Unaudited)

                                                                                    For the Three Months
                                                                                     Ended January 31,
                                                                                 1999                  1998
                                                                          --------------        --------------
                                                                                                  (restated)
Sales...............................................................      $       30,603        $       28,980

Costs and expenses
 Cost of sales......................................................              15,020                16,911
 Selling, general and administrative................................               6,651                 6,033
                                                                          --------------        --------------
Operating Profit                                                                   8,932                 6,036

 Interest expense...................................................               1,325                 4,906
 Interest income....................................................                (364)                 (218)
 Other expense......................................................                 608                   482
                                                                          --------------        --------------
Income from continuing operations before provision for taxes........               7,363                   866

Provision for taxes.................................................                 329                    11
                                                                          --------------        --------------
Income from continuing operations...................................               7,034                   855

Discontinued operations
 Loss from discontinued operations..................................                  --                  (533)
 Gain on disposal of discontinued operations........................                  --                10,085
                                                                          --------------        --------------
Net income..........................................................      $        7,034        $       10,407
                                                                          ==============        ==============
Average common shares outstanding (000).............................              11,388                11,205
                                                                          ==============        ==============
Basic income (loss) per share
 Continuing operations..............................................      $         0.62        $         0.08
 Discontinued operations
  Loss from discontinued operations.................................                  --                 (0.05)
  Gain on disposal of discontinued operations.......................                  --                  0.90
                                                                          --------------        --------------
Net income per share................................................      $         0.62        $         0.93
                                                                          ==============        ==============
Diluted income (loss) per share
 Continuing operations..............................................      $         0.57        $         0.08
 Discontinued operations
  Loss from discontinued operations.................................                  --                 (0.05)
  Gain on disposal of discontinued operations.......................                  --                  0.88
                                                                          --------------        --------------
Net income per share................................................      $         0.57        $         0.91
                                                                          ==============        ==============

See Notes to Consolidated Condensed Financial Statements

                                      (2)

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   ($ in 000)

                                                                          At January 31,                At October 31,
                                                                                1999                          1998
                                                                         ---------------               ---------------
                                                                            (Unaudited)
ASSETS
Current Assets
--------------
Cash............................................................         $         1,067               $            --
Receivables.....................................................                  14,497                        19,415
Inventories.....................................................                  42,923                        42,060
Other current assets............................................                   3,118                         2,578
Income taxes recoverable........................................                     195                           195
Deferred income taxes...........................................                  19,645                        21,800
                                                                         ---------------               ---------------
Total Current Assets............................................                  81,445                        86,048
                                                                         ---------------               ---------------

Property and equipment, at cost.................................                  28,711                        30,462
Less accumulated depreciation and amortization..................                 (19,123)                      (20,623)
                                                                         ---------------               ---------------
Net Property and Equipment......................................                   9,588                         9,839
                                                                         ---------------               ---------------
Other Assets
------------
Goodwill, net of amortization...................................                  13,588                        13,677
Other intangible assets, net of amortization....................                     870                           922
Notes and other noncurrent receivables..........................                   8,113                         3,152
Other noncurrent assets.........................................                   8,495                         7,726
Net assets held for sale........................................                      --                        15,214
                                                                         ---------------               ---------------
Total Other Assets..............................................                  31,066                        40,691
                                                                         ---------------               ---------------
Total Assets                                                             $       122,099               $       136,578
                                                                         ===============               ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Current maturities of long-term debt............................         $           534               $         1,043
Accounts payable................................................                   6,326                         6,457
Accrued liabilities.............................................                  22,683                        30,039
                                                                         ---------------               ---------------
Total Current Liabilities.......................................                  29,543                        37,539
                                                                         ---------------               ---------------
Other Liabilities
-----------------
Long-term debt..................................................                  47,873                        60,368
Other noncurrent liabilities....................................                  13,239                        13,933
Deferred income taxes...........................................                      --                         1,260
                                                                         ---------------               ---------------
Total Other Liabilities.........................................                  61,112                        75,561
                                                                         ---------------               ---------------
Stockholders' Equity
--------------------
Capital stock
 Preferred stock................................................                       1                             1
 Common Stock...................................................                     114                           113
Additional paid-in capital......................................                  78,634                        77,703
Retained (deficit)..............................................                 (47,305)                      (54,339)
                                                                         ---------------               ---------------
Total Stockholders' Equity......................................                  31,444                        23,478
                                                                         ---------------               ---------------
Total Liabilities and Stockholders' Equity                               $       122,099               $       136,578
                                                                         ===============               ===============

See Notes to Consolidated Condensed Financial Statements

                                      (3)

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   ($ in 000)
                                  (Unaudited)

                                                                                                 For the Three Months Ended
                                                                                                         January 31,
                                                                                            ---------------------------------
                                                                                                  1999                1998
                                                                                            -------------       -------------
                                                                                                                   (restated)
Operating Activities
Continuing Operations
 Income from continuing operations......................................................    $       7,034       $         855
 Adjustments to reconcile net income to net cash provided (used) by operations:
  Depreciation and amortization.........................................................              668                 597
  Deferred taxes........................................................................              895              (1,692)
  Changes in operating assets and liabilities:
   Accounts receivable..................................................................            4,921               2,446
   Inventories and prepaid expenses.....................................................           (1,431)             (2,080)
   Accounts payable and other liabilities...............................................           (7,487)             (3,303)
                                                                                            -------------       -------------
 Total from continuing operations.......................................................            4,600              (3,177)
                                                                                            -------------       -------------
Discontinued Operations
 Net loss...............................................................................               --                (533)
 Adjustments to reconcile net loss to net cash provided by operations:
  Depreciation and amortization.........................................................               --               2,651
  Deferred taxes........................................................................               --               1,023
  Changes in operating assets and liabilities...........................................               --               1,418
                                                                                            -------------       -------------
 Total from discontinued operations.....................................................               --               4,559
                                                                                            -------------       -------------
Net cash provided by operating activities...............................................            4,600               1,382
                                                                                            -------------       -------------
Investing Activities
Continuing Operations
 Proceeds on sale of business...........................................................               --              35,000
 Purchase of property, plant and equipment..............................................             (326)               (307)
 (Increase) decrease of notes receivable................................................           (4,964)                235
 Disposal of asset held for sale........................................................           15,000                  --
 Other items, net.......................................................................           (1,305)             (3,049)
                                                                                            -------------       -------------
 Total from continuing operations.......................................................            8,405              31,879
                                                                                            -------------       -------------
Discontinued Operations
 Net proceeds relating to discontinued operations.......................................               --                (642)
                                                                                            -------------       -------------
Net cash provided by investing activities...............................................            8,405              31,237
                                                                                            -------------       -------------
Financing Activities
Net decrease in debt....................................................................          (13,004)             (2,171)
Decrease in deferred debt costs.........................................................              134                 736
Tax benefit on stock option exercises...................................................              221                  --
Proceeds from shares issued under stock option plans....................................              711                  --
                                                                                            -------------       -------------
Net cash used by financing activities...................................................          (11,938)             (1,435)
                                                                                            -------------       -------------
Net increase in cash....................................................................            1,067              31,184
Cash at beginning of year...............................................................               --               1,566
                                                                                            -------------       -------------
Cash at end of period...................................................................    $       1,067       $      32,750
                                                                                            =============       =============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
 Interest...............................................................................    $         936       $       3,869
                                                                                            =============       =============
 Income taxes...........................................................................    $          69       $          72
                                                                                            =============       =============

See Notes to Consolidated Condensed Financial Statements

                                      (4)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

   The accompanying consolidated condensed financial statements of Whittaker Corporation and its subsidiaries ("Whittaker" or the "Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the year ended October 31, 1998. The interim financial information is unaudited, but reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles may require management to make certain estimates and assumptions that could affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions include, among other things, future costs to complete long-term contracts, valuation of slow moving or obsolete inventories and amounts of estimated liabilities for contingent losses and future costs of litigation. Actual costs could differ from these estimates. The interim financial statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended October 31, 1998. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

Note 2.  Earnings Per Share

   The following table sets forth for continuing operations the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                                           For the Three Months Ended
                                                                                   January 31
                                                                       -------------------------------
                                                                             1999              1998
                                                                       -------------     -------------
Basic Earnings Per Share
------------------------
Net income from continuing operations available to common
 stockholders                                                          $       7,034     $         855
                                                                       =============     =============

Weighted average common shares outstanding                                    11,388            11,205
                                                                       =============     =============
Basic income per share from continuing operations                      $        0.62     $        0.08
                                                                       =============     =============
Diluted Earnings Per Share
------------------------------------------------------------------
Net income from basic earnings per share calculation, above            $       7,034     $         855
Add after-tax interest on convertible debt                                       173                --
                                                                       -------------     -------------
Net income from continuing operations for diluted earnings per         $       7,207     $         855
 share calculation                                                     =============     =============

Weighted average common shares outstanding for basic earnings per             11,388            11,205
 share calculation, above
Effect of dilutive securities:
 Series D Convertible Preferred Stock                                            188               188
 Employee stock options                                                          142                63
 Convertible debt                                                                884                --
                                                                       -------------     -------------
Denominator for diluted earnings per share calculation                        12,602            11,456
                                                                       =============     =============
Diluted earnings per share from continuing operations                  $        0.57     $        0.08
                                                                       =============     =============

   Options to purchase 89,467 shares of common stock at prices ranging from $15.06 to $26.25 per share were not included in the computation of diluted earnings per share for the first quarter of 1999 because their inclusion would be antidilutive. Options to purchase 589,437 shares of common stock at prices ranging from $10.32 to $26.25 per share were not included in the computation of diluted earnings per share for the first quarter of 1998 because their inclusion would be antidilutive. Earnings per share calculations for the 1998 first quarter do not include the effects of the convertible debt as such amounts would be anti-dilutive.

   The 1998 first quarter earnings per share amounts have been restated to reflect the Company's former Integration Services business as discontinued. The effect of this restatement was to increase basic and diluted earnings per share from continuing operations by $0.05.

                                      (5)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

Note 3.  Inventories

   Inventories consisted of the following ($ in thousands):

                                  January 31,             October 31,
                                      1999                    1998
                             ------------------       ----------------
     Parts and materials    $           21,596       $         20,999
     Work in process                    18,766                 18,565
     Finished goods                      2,561                  2,496
                             -----------------        ---------------
                            $           42,923       $         42,060
                             ==================       ================

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

   As a result of the past activities of its discontinued operations, the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). CERCLA, also known as "Superfund," is the main Federal law enacted to address public health and environmental concerns arising with respect to the past treatment and disposal of hazardous substances. The Company is also a potentially responsible party in a number of other actions brought under state laws patterned after CERCLA. In nearly all of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed of waste. In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and cleanup activities at facilities occupied by previously owned or discontinued operating units. There are also various other claims and suits pending against the Company.

   At January 31, 1999, the Company had provided for its estimated aggregate liability related to various claims, including uninsured risks and the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company made cash expenditures of approximately $0.5 million for these environmental matters during the three months ended January 31, 1999. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

   As prescribed by SOP 96-1, the Company has accrued for its estimated costs, including certain employee compensation costs, for environmental remediation where the Company is a potentially responsible party under CERCLA and similar state laws. These accruals are adjusted periodically as further assessment and remediation efforts progress or as technical and legal information becomes available. As of January 31, 1999, the Company estimates that the total remaining unpaid remediation costs for the sites associated with these federal and state actions is $4.4 million. As of January 31, 1999, all of these estimated costs have been accrued and are reflected in accrued liabilities and, in the case of those costs to be incurred beyond one year, "Other Noncurrent Liabilities" in the Consolidated Balance Sheet of the Company. Costs of future expenditures for environmental remediation efforts are not discounted to their present value. Although the Company, at this time, does not anticipate that any additional significant costs (beyond those already recognized) will be incurred in the remediation efforts for these sites there can be no assurance that significant additional costs for remediation of these, or new sites, will not be incurred in the future.

                                      (6)

                             WHITTAKER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Note 4.  Commitments and Contingencies--Continued

   In connection with the discontinuance of various businesses, the Company remains liable for certain retained obligations and for certain future claims, principally environmental and product liability. The noncurrent portion of such items is included in "Other Noncurrent Liabilities" in the consolidated balance sheet.

Note 5.  Long-Term Debt

   At January 31, 1999, the Company's debt totaled $48.4 million, which consisted of $10.0 million of loans outstanding under its revolving credit facility, $23.3 million outstanding under its term loan, $15.0 million of convertible subordinated debt and $0.1 million of other debt. In addition there were $1.8 million of letters of credit outstanding under the revolving credit facility. Funds available to the Company at January 31, 1999 under its bank credit facility totaled $33.2 million. The weighted average interest rate on loans outstanding under its bank credit facility at January 31, 1999 was 7.67%.

   On January 11, 1999, the Company sold its 996-acre land parcel located in the City of Santa Clarita, California and certain other additional rights and assets related to this land for $10.0 million in cash, a $5.0 million promissory note and a contingent interest in any final profit from the development of this land. The net cash proceeds from the sale were used to prepay debt outstanding under the Company's credit facility.

   Under the Company's 7% convertible subordinated notes, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15.0 million. As of April 30, 1996, the Company's tangible net worth was less than $15.0 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. At January 31, 1999, the Company's tangible net worth was $17.0 million. The accrued and unpaid dividends on the Series D Preferred Stock at January 31, 1999 were $1,587.25.

Note 6.  Income Taxes

   The continuing operations provision for taxes for the first quarter of 1999 was $0.3 million and included, in connection with the sale of the Company's 996-acre land parcel in the City of Santa Clarita, California, a $2.2 million federal tax benefit which represented the reversal of a portion of the valuation allowances against the net capital loss carryforward. Also included in the 1999 first quarter tax provision was a $0.5 million state tax benefit from the utilization of the state net operating loss carryforward.

                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Comparison of Three Months Ended January 31, 1999 and 1998

   Sales. The Company's first quarter 1999 sales from continuing operations of $30.6 million increased by $1.6 million (5.6%) from the sales in the first quarter of 1998. This increase reflects increased sales of fluid and pneumatic control devices to original equipment manufacturers in both the commercial and military markets, increased sales of fire and overheat detectors in the aircraft market and higher levels of aftermarket business in the commercial market for fluid and pneumatic control devices. Partially offsetting these increases were decreases in sales of fluid and pneumatic control devices in the military aftermarket, cable products and fire and overheat detectors in the industrial market during the first quarter of 1999 as compared to the first quarter of 1998.

   Gross Margin. The Company's gross margin from continuing operations for the first quarter of 1999 as a percentage of sales was 50.9%, compared with 41.6% for the first quarter of 1998. For 1999 the gross margin was $15.6 million, compared to a gross margin of $12.1 million in 1998. The improvement in gross margin as a percentage of sales in 1999 as compared to 1998 was attributable to favorable pricing actions, cost reduction programs and the efficiencies associated with higher overall sales volume.

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for continuing operations in the first quarter of 1999 increased by $0.6 million from the first quarter of 1998. In the first quarter of 1999 SG&A expenses were $6.6 million, compared to $6.0 million in the first quarter of 1998. This increase was attributable to higher management incentive costs in 1999 partially offset by lower payroll costs due to a reduction in headcount in the first quarter of 1999 as compared to the first quarter of 1998.

   Interest Expense. Interest expense for the Company's continuing operations in the first quarter of 1999 decreased by $3.6 million from the first quarter of 1998, from $4.9 million in 1998 to $1.3 million in 1999. This reduction was due to reduced levels of debt outstanding during the 1999 first quarter as compared to the 1998 first quarter and lower interest rates on borrowings under the Company's bank credit facilities. The average amount of debt outstanding during the first quarter of 1999 was approximately $58.4 million, while in the first quarter of 1998, the average amount of debt outstanding was approximately $127.4 million. The weighted average interest rate of borrowings under the Company's bank credit facility during the first quarter of 1999 was approximately 8.0%, compared to 12.6% on borrowings under its bank credit facility during the first quarter of 1998.

   Interest Income. Interest income for the Company's continuing operations during the first quarter of 1999 was $0.4 million, compared to $0.2 million during the first quarter of 1998.

   Other Expense. Other expense for the Company's continuing operations, which consisted primarily of costs associated with the Company's previously owned 996-acre land parcel located in Santa Clarita, California, were $0.6 million in the first quarter of 1999, compared to $0.5 million in the first quarter of 1998.

   Income Taxes. The continuing operations provision for taxes for the first quarter of 1999 was $0.3 million and included, in connection with the sale of the Company's 996-acre land parcel in the City of Santa Clarita, California, a $2.2 million federal tax benefit which represented the reversal of a portion of the valuation allowances against the net capital loss carryforward. Also included in the 1999 first quarter tax provision was a $0.5 million state tax benefit from the utilization of the state net operating loss carryforward.

   Discontinued Operations. The 1998 first quarter results included the after-tax gain on disposal of the Company's discontinued communications business of $10.1 million and the after-tax operating losses of the Company's discontinued integration services business of $0.5 million.

                                      (8)

Financial Condition and Liquidity

   At January 31, 1999, the Company's debt totaled $48.4 million, which consisted of $10.0 million of loans outstanding under its revolving credit facility, $23.3 million outstanding under its term loan, $15.0 million of convertible subordinated debt and $0.1 million of other debt. In addition there were $1.8 million of letters of credit outstanding under the revolving credit facility. Funds available to the Company at January 31, 1999 under its bank credit facility totaled $33.2 million. The weighted average interest rate on loans outstanding under its bank credit facility at January 31, 1999 was 7.67%.

   On January 11, 1999, the Company sold its 996-acre land parcel located in the City of Santa Clarita, California and certain other additional rights and assets related to this land for $10.0 million in cash, a $5.0 million promissory note and a contingent interest in any final profit from the development of this land. The net cash proceeds from the sale were used to prepay debt outstanding under the Company's credit facility.

   The Company believes that cash from operations and available credit under its credit facility will be adequate to meet future operating, debt service, and capital expenditure cash needs.

   Debt as a percent of total capitalization (stockholders' equity plus debt) was 60.6% at January 31, 1999, compared with 72.3% at October 31, 1998. The current ratio at January 31, 1999 was 2.76:1, compared with 2.29:1 at October 31, 1998, while working capital was $51.9 million at January 31, 1999, compared with $48.5 million at October 31, 1998.

   Cash flow provided by continuing operations for the first quarter of 1999 was $4.6 million, compared to cash used by continuing operations of $3.2 million in the first quarter of 1998. The $7.8 million increase from 1998 to 1999 was due primarily to a net income of $7.0 million in 1999, compared to $0.9 million in 1998, a decrease in deferred taxes of $0.9 million in 1999, compared to an increase of $1.7 million in 1998, and a decrease in accounts receivable in 1999 of $4.9 million, compared to a $2.4 million decrease in 1998. Partially offsetting these was a decrease in accounts payable and other liabilities of $7.5 million in 1999 compared to $3.3 million in 1998.

   Under the terms of the Company's 7% convertible subordinated notes, the Company may not pay or declare cash dividends or redeem shares of the Company if the Company's tangible net worth is less than $15 million. At April 30, 1996, the Company's tangible net worth was less than $15 million and the Company has not paid or declared dividends (including the quarterly dividend for the Series D Preferred Stock) or redeemed shares since that date. However, dividends on the Series D Preferred Stock have been accrued since that date. At January 31, 1999, the Company's tangible net worth was $17.0 million. The accrued and unpaid dividends on the Series D Preferred Stock at January 31, 1999 were $1,587.25.

   Capital expenditures of continuing operations during the first quarter of 1999 and 1998 were $0.3 million. At January 31, 1999, there were approximately $0.3 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations and advances under the Company's credit agreement. Under the terms of the Company's credit agreement, capital expenditures may not exceed specified annual amounts.

   Cash expenditures related to the environmental remediation of a 996-acre parcel of land located in Santa Clarita, California were $0.6 million during the first quarter of 1999. On January 11, 1999, the Company sold this land parcel and certain other additional rights and assets related to this land for $10.0 million in cash, a $5.0 million promissory note and a contingent interest in any final profit from the development of this land. The net cash proceeds from the sale were used to prepay debt outstanding under the Company's credit facility.

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

                                      (9)

   Since 1997, the Company has undertaken a number of initiatives to address the anticipated impact of the Y2K on its business, including information and non-information systems, customers and suppliers and third party service providers. These initiatives include assessments of it systems and products, discussions with its suppliers and customers, and the implementation of remedial action plans where necessary. Based on these assessments, the Company determined that a computer system (both hardware and software) used in its fire and overheat detector business was not Y2K compliant and needed to be replaced with a system that was fully Y2K compliant. The Company is currently in the process of replacing this system and estimates that this will be completed by March, 1999. The estimated cost of replacing this system is $2.0 million and as of January 31, 1999, the Company has spent approximately $1.8 million of this cost.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

   The interest on the Company's bank debt is based on prevailing market interest rates and interest on the Company's subordinated debt is based on a fixed interest rate. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely for fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. A theoretical one percentage point change in market rates in effect on January 31, 1999 would impact the after-tax earnings of the Company by approximately $0.2 million per year. The effect of this change on the market value of the Company's fixed rate debt would not be material.

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

                                                                    EXHIBIT 1(a)

                             WHITTAKER CORPORATION
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                            For the Three Months
                                                                                              Ended January 31,
                                                                                         1999                  1998
                                                                                   -------------         --------------
BASIC EARNINGS PER SHARE
Earnings
Net income                                                                         $       7,034         $       10,407
Adjustments:                                                                                  --                     --
Net income used in basic earnings per share calculations                           $       7,034         $       10,407
                                                                                   =============         ==============
Weighted average number of common shares outstanding                                      11,388                 11,205
                                                                                   =============         ==============
Basic Earnings Per Share                                                           $        0.62         $         0.93
                                                                                   =============         ==============

                                      (12)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                CALCULATION OF EARNINGS PER SHARE - (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                            For the Three Months
                                                                                              Ended January 31,
                                                                                        1999                 1998
                                                                                   =============         ==============

DILUTED EARNINGS PER SHARE

Earnings

Net income used in basic earnings per share calculation (above)                 $          7,034      $          10,407

Add interest on convertible debt                                                             173                     --
                                                                                   -------------         --------------

Net income used in diluted earnings per share calculation                       $          7,207      $          10,407
                                                                                   =============         ==============

Denominator used to Calculate Diluted Earnings Per Share
Weighted average common shares outstanding for basic earnings per share                   11,388                 11,205
 calculation (above)
Effect of dilutive securities:
 Series D Convertible Preferred Stock                                                        188                    188
 Employee stock options                                                                      142                     63
 Convertible debt                                                                            884                     --
                                                                                   -------------         --------------


Denominator for diluted earnings per share calculation                                    12,602                 11,456
                                                                                   =============         ==============

Diluted Earnings Per Share                                                      $           0.57      $            0.91
                                                                                   =============         ==============

NOTES

Earnings per share calculation for 1998 does not include the effects of the convertible debt as such amounts would be antidilutive in the calculation of earnings per share from continuing operations.

                                      (13)

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters

   As a result of the past activities of its discontinued operations, the Company is a potentially responsible party in a number of actions filed under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"). CERCLA, also known as "Superfund," is the main Federal law enacted to address public health and environmental concerns arising with respect to the past treatment and disposal of hazardous substances. The Company is also a potentially responsible party in a number of other actions brought under state laws patterned after CERCLA. In nearly all of these matters, the Company contributed a small amount (generally less than 1%) of the total treated or disposed of waste. In addition to the CERCLA and similar actions described above, the Company also, from time to time, conducts or participates in remedial investigations and cleanup activities at facilities occupied by previously owned or discontinued operating units. There are also various other claims and suits pending against the Company.

Item 2.  Changes in Securities and Use of Proceeds

   On November 12, 1998, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share (the "Common Stock"), of the Company. The dividend was paid on November 30, 1998 (the "Record Date") to holders of record as of the close of business on that date. Each outstanding share of Common Stock on the Record Date has received one Right. Shares of Common Stock issued after the Record Date and prior to the Distribution Date (as defined herein) will be issued with a Right attached so that all shares of Common Stock outstanding prior to the Distribution Date will have Rights attached. 150,000 shares of Preferred Stock have been reserved for issuance upon exercise of the Rights. The terms and conditions of the Rights are set forth in a Rights Agreement dated as of November 12, 1998 between the Company and Mellon Bank, N.A., as Rights Agent (the "Rights Agreement").

   Prior to the Distribution Date, the Rights will be evidenced by the certificates for and will be transferred with the Common Stock and the registered holders of the Common Stock will be deemed to be the registered holders of the Rights. After the Distribution Date, the Rights Agent will mail separate certificates evidencing the Rights to each record holder of the Common Stock as of the close of business on the Distribution Date, and thereafter the
Rights will be transferable separately from the Common Stock.   The
"Distribution Date" generally means the earlier of (i) the close of business on the 10th day after the date of the first public announcement that a person (other than the Company or any of its subsidiaries or any employee benefit plan of the Company or any such subsidiary) has acquired beneficial ownership of 25% or more of the outstanding shares of Common Stock (an "Acquiring Person") and
(ii) the close of business on the 10th business day (or such later day as may be designated before any person has become an Acquiring Person by the Board of Directors) after the date of the commencement of a tender or exchange offer by any person which would, if consummated, result in such person becoming an Acquiring Person.

   Prior to the Distribution Date, the Rights will not be exercisable to purchase Series E Participating Cumulative Preferred Stock, par value $1.00 per share (the "Preferred Stock"). After the Distribution Date, each Right will be exercisable to purchase, for $125 (the "Purchase Price"), one one-hundredth of a share of Preferred Stock.

   At any time after any person has become an Acquiring Person (but before the occurrence of any of the events described in the next paragraph), each Right (other than Rights beneficially owned by the Acquiring Person and certain affiliated persons) will entitle the holder to purchase, for the Purchase Price, a number of shares of Common Stock having a market value of twice the Purchase Price. At any time after any person has become an Acquiring Person (but before any person becomes the beneficial owner of 50% or more of the outstanding shares of Common Stock or the occurrence of any of the events described in the next paragraph), the Board of Directors may exchange all or part of the Rights (other than Rights beneficially owned by an Acquiring Person and certain affiliated persons) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right.

                                      (14)

   If, after any person has become an Acquiring Person, (i) the Company is involved in a merger or other business combination in which the Company is not the surviving corporation or its Common Stock is exchanged for other securities or assets or (ii) the Company and/or one or more of its subsidiaries sell or otherwise transfer assets or earning power aggregating more than 50% of the assets or earning power of the Company and its subsidiaries, taken as a whole, then each Right (other than Rights beneficially owned by the Acquiring Person and certain affiliated persons) will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock of the other party to such business combination or sale (or in certain circumstances, an affiliate) having a market value of twice the Purchase Price.

   The Board of Directors may redeem all of the Rights at a price of $.01 per Right at any time before any person has become an Acquiring Person. For so long as the Rights are redeemable, the Rights Agreement may be amended in any respect. At any time when the Rights are no longer redeemable, the Rights Agreement may be amended in any respect that does not adversely affect Rights holders (other than any Acquiring Person and certain affiliated persons), cause the Rights Agreement to become amendable other than in accordance with this sentence or cause the Rights again to become redeemable.

   The Rights will expire on November 30, 2008, unless earlier exchanged or redeemed.

   Rights holders have no rights as a stockholder of the Company, including the right to vote and to receive dividends.

   The Rights Agreement includes antidilution provisions designed to prevent efforts to diminish the effectiveness of the Rights.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. *
       3.2 Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1989), as amended on September 30, 1994
              (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1994), on December 16, 1996 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1996), and on October 2, 1998 (Exhibit 3.2 to
              Form 10-K for fiscal year ended October 31, 1998).

       4.1 Rights Agreement dated as of November 12, 1998 between Registrant and Mellon Bank, N.A., concerning Series E Participating
              Cumulative Preferred Stock Purchase Rights (Exhibit 1 to Form
              8-A filed on November 30, 1998).

       4.2    Certificate of Designation of Series E Participating Cumulative
              Preferred Stock (Exhibit A to Exhibit 1 to Form 8-A filed on
              November 30, 1998).

       10.1   Restated and Amended Purchase Agreement dated as of November 5,
              1998 between Registrant and Santa Clarita, L.L.C. (Exhibit 10.1 to Form 8-K dated January 12, 1999).

       11. Statements recomputation of per share earnings for the three months ended January 31, 1999 (Exhibit I(a) of Part I to this
              Form 10-Q).

       27.    Financial Data Schedule.

--------------
  * Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

(b)    Reports on Form 8-K.

       During the quarter ended January 31, 1999, the following reports were filed on Form 8-K:

1.     A report on Form 8-K was filed on November 9, 1998. The form reports, in
       Item 2 thereof, that, on November 5, 1998, the Registrant entered into an agreement for the sale of its Porta Bella Project to Porta Bella Acquisition Co., Inc.

2. A report on Form 8-K was filed on November 13, 1998. The form reports, in Item 5 thereof, the Registrant's adoption on November 12, 1998 of a Stockholder Rights Plan to replace the existing stockholders rights plan that will expire by its terms on November 29, 1998.

                                     (15)

3.     A report on Form 8-K was filed on December 14, 1998. The form reports, in
       Item 5 thereof, the Registrant's earnings for its fiscal year ended October 31, 1998 and its fourth quarter of 1998.

4.     A report on Form 8-K was filed on December 22, 1998. The form reports, in
       Item 5 thereof, that, the Registrant intends to continue to explore all of its strategic options for maximizing stockholder value.

5.     A report on Form 8-K was filed on January 12, 1999. The form reports, in
       Item 2 thereof, that, on January 11, 1999, the Registrant completed the sale of its Porta Bella Project to Santa Clarita, L.L.C.

                                      (16)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    WHITTAKER CORPORATION




Date:  March 16, 1999                               By: /s/ John K. Otto
                                                       -----------------------
                                                       John K. Otto
                                                       Vice President, Chief
                                                       Financial Officer
                                                        and Treasurer

                                 EXHIBIT INDEX


                                                                                                     Sequentially
  Exhibit No.                                      Description                                       Numbered Page
---------------                                    -----------                                       -------------
    11            Statements re computation of per share earnings for the three months ended
                  January 31, 1999 (Exhibit I(a) of Part I to this Form 10-Q).

    27            Financial Data Schedule