Form 10-Q
period 1999-04-30
WHITTAKER CORP
filed 1999-06-14
CIK 106945

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                     QUARTERLY PERIOD ENDED APRIL 30, 1999

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

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,438,190 shares, par value $.01 per share, as of April 30, 1999.
-------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             WHITTAKER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    ($ in 000, except for per share amounts)
                                  (Unaudited)

                                                              For the Three Months            For the Six Months
                                                                Ended April 30,                Ended April 30,
                                                             1999            1998           1999            1998
                                                         ---------     ------------     ---------     ------------
                                                                          (restated)                     (restated)
Sales................................................    $  40,332     $     33,043     $  70,935     $     62,023
Costs and expenses
 Cost of sales.......................................       16,836           17,060        31,856           33,971
 Selling, general and administrative.................        8,185            5,812        14,836           11,845
                                                         ---------     ------------     ---------     ------------
Operating Profit                                            15,311           10,171        24,243           16,207
 Interest expense....................................          989            3,237         2,314            8,143
 Interest income.....................................          (86)            (762)         (450)            (980)
 Other expense.......................................        1,095              769         1,703            1,251
                                                         ---------     ------------     ---------     ------------
Income from continuing operations before provision          13,313            6,927        20,676            7,793
 for taxes...........................................
Provision for taxes..................................        4,373              110         4,702              121
                                                         ---------     ------------     ---------     ------------
Income from continuing operations....................        8,940            6,817        15,974            7,672
Discontinued operations
 Loss from discontinued operations...................           --             (954)           --           (1,487)
 Gain on disposal of discontinued operations.........           --               --            --           10,085
                                                         ---------     ------------     ---------     ------------
Net income...........................................    $   8,940     $      5,863     $  15,974     $     16,270
                                                         =========     ============     =========     ============
Average common shares outstanding (000)..............       11,439           11,205        11,410           11,205
                                                         =========     ============     =========     ============
Basic income (loss) per share
 Continuing operations...............................    $    0.78     $       0.61     $    1.40     $       0.68
 Discontinued operations
  Loss from discontinued operations..................           --            (0.09)           --            (0.13)
  Gain on disposal of discontinued operations........           --               --            --             0.90
                                                         ---------     ------------     ---------     ------------
Net income per share.................................    $    0.78     $       0.52     $    1.40     $       1.45
                                                         =========     ============     =========     ============
Diluted income (loss) per share
 Continuing operations...............................    $    0.71     $       0.57     $    1.29     $       0.67
 Discontinued operations
  Loss from discontinued operations..................           --            (0.08)           --            (0.13)
  Gain on disposal of discontinued operations........           --               --            --             0.87
                                                         ---------     ------------     ---------     ------------
Net income per share.................................    $    0.71     $       0.49     $    1.29     $       1.41
                                                         =========     ============     =========     ============

                                      (2)

See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   ($ in 000)

                                                                            At April 30,                 At October 31,
                                                                               1999                          1998
                                                                         ---------------               ---------------
                                                                            (Unaudited)
ASSETS
Current Assets
--------------
Cash............................................................         $    230                      $     --
Receivables.....................................................           20,952                        19,415
Inventories.....................................................           43,968                        42,060
Other current assets............................................            1,997                         2,578
Income taxes recoverable........................................               --                           195
Deferred income taxes...........................................           16,064                        21,800
                                                                         --------                      --------
Total Current Assets............................................           83,211                        86,048
                                                                         --------                      --------
Property and equipment, at cost.................................           29,078                        30,462
Less accumulated depreciation and amortization..................          (19,375)                      (20,623)
                                                                         --------                      --------
Net Property and Equipment......................................            9,703                         9,839
                                                                         --------                      --------
Other Assets
------------
Goodwill, net of amortization...................................           13,499                        13,677
Other intangible assets, net of amortization....................              817                           922
Notes and other noncurrent receivables..........................            8,036                         3,152
Other noncurrent assets.........................................            8,044                         7,726
Net assets held for sale........................................               --                        15,214
                                                                         --------                      --------
Total Other Assets..............................................           30,396                        40,691
                                                                         --------                      --------
Total Assets                                                             $123,310                      $136,578
                                                                         ========                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
Current maturities of long-term debt............................         $     25                      $  1,043
Accounts payable................................................            8,256                         6,457
Accrued liabilities.............................................           22,128                        30,039
                                                                         --------                      --------
Total Current Liabilities.......................................           30,409                        37,539
                                                                         --------                      --------
Other Liabilities
-----------------
Long-term debt..................................................           39,000                        60,368
Other noncurrent liabilities....................................           13,518                        13,933
Deferred income taxes...........................................               --                         1,260
                                                                         --------                      --------
Total Other Liabilities.........................................           52,518                        75,561
                                                                         --------                      --------
Stockholders' Equity
--------------------
Capital stock
 Preferred stock................................................                1                             1
 Common Stock...................................................              114                           113
Additional paid-in capital......................................           78,634                        77,703
Retained deficit................................................          (38,366)                      (54,339)
                                                                         --------                      --------
Total Stockholders' Equity......................................           40,383                        23,478
                                                                         --------                      --------
Total Liabilities and Stockholders' Equity                               $123,310                      $136,578
                                                                         ========                      ========

                                      (3)

See Notes to Consolidated Condensed Financial Statements

                             WHITTAKER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   ($ in 000)
                                  (Unaudited)

                                                                                                  For the Six Months
                                                                                                    Ended April 30,
                                                                                            ---------------------------
                                                                                               1999             1998
                                                                                            ----------     ------------
                                                                                                              (restated)
Operating Activities
Continuing Operations
 Income from continuing operations......................................................    $   15,974     $      7,672
 Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization.........................................................         1,270            1,276
  Income taxes recoverable..............................................................           195              977
  Deferred taxes........................................................................         4,476           (1,159)
  Changes in operating assets and liabilities:
   Accounts receivable..................................................................        (1,588)           1,736
   Inventories and other current assets.................................................        (1,327)          (4,689)
   Accounts payable and other liabilities...............................................        (6,112)          (4,098)
                                                                                            ----------     ------------
 Total from continuing operations.......................................................        12,888            1,715
                                                                                            ----------     ------------
Discontinued Operations
 Net loss...............................................................................            --           (1,487)
 Adjustments to reconcile net loss to net cash provided by operations:
  Depreciation and amortization.........................................................            --            2,712
  Deferred taxes........................................................................            --            1,023
  Changes in operating assets and liabilities...........................................            --            1,355
                                                                                            ----------     ------------
 Total from discontinued operations.....................................................            --            3,603
                                                                                            ----------     ------------
Net cash provided by operating activities...............................................        12,888            5,318
                                                                                            ----------     ------------
Investing Activities
Continuing Operations
 Proceeds on sale of business...........................................................            --           35,000
 Sale of property, plant and equipment..................................................           146              261
 Purchase of property, plant and equipment..............................................          (997)            (903)
 (Increase) decrease of notes receivable................................................        (4,833)             585
 Disposal of asset held for sale........................................................        15,000               --
 Other items, net.......................................................................          (786)          (2,798)
                                                                                            ----------     ------------
 Total from continuing operations.......................................................         8,530           32,145
                                                                                            ----------     ------------
Discontinued Operations
 Net proceeds relating to discontinued operations.......................................            --           (1,076)
                                                                                            ----------     ------------
Net cash provided by investing activities...............................................         8,530           31,069
                                                                                            ----------     ------------
Financing Activities
Net decrease in debt....................................................................       (22,386)         (42,774)
Decrease in deferred debt costs.........................................................           268              455
Tax benefit on stock option exercises...................................................           221               --
Proceeds from shares issued under stock option plans....................................           711               --
Dividends declared......................................................................            (2)              --
                                                                                            ----------     ------------
Net cash used by financing activities...................................................       (21,188)         (42,319)
                                                                                            ----------     ------------
Net increase (decrease) in cash.........................................................           230           (5,932)
Cash at beginning of year...............................................................            --            6,366
                                                                                            ----------     ------------
Cash at end of period...................................................................    $      230     $        434
                                                                                            ==========     ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
 Interest...............................................................................    $    2,261     $      7,385
                                                                                            ==========     ============
 Income taxes...........................................................................    $      257     $        157
                                                                                            ==========     ============

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

Note 2.  Earnings Per Share

   The following table sets forth for continuing operations the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                                     For the Three Months                 For the Six Months
                                                                        Ended April 30,                     Ended April 30,
                                                                 -------------------------------     -------------------------
                                                                       1999              1998            1999           1998
                                                                 -------------     -------------     ---------    ------------
                                                                                     (Restated)                     (Restated)

Basic Earnings Per Share
------------------------
Net income from continuing operations                               $ 8,940           $ 6,817        $15,974          $ 7,672
Less dividends on Series D Convertible Preferred Stock                    2                --              2               --
                                                                    -------           -------        -------          -------
Net income from continuing operations available to common
 stockholders                                                       $ 8,938           $ 6,817        $15,972          $ 7,672
                                                                    =======           =======        =======          =======
Weighted average common shares outstanding                           11,439            11,205         11,410           11,205
                                                                    =======           =======        =======          =======
Basic income per share from continuing operations                   $  0.78           $  0.61        $  1.40          $  0.68
                                                                    =======           =======        =======          =======
Diluted Earnings Per Share
--------------------------
Net income from basic earnings per share calculation, above         $ 8,938           $ 6,817        $15,972          $ 7,672
Add after-tax interest on convertible debt                              161               172            322               --
                                                                    -------           -------        -------          -------
Net income from continuing operations for diluted earnings
 per share calculation                                              $ 9,099           $ 6,989        $16,294          $ 7,672
                                                                    =======           =======        =======          =======
Weighted average common shares outstanding for basic
 earnings per share calculation, above                               11,439            11,205         11,410           11,205

Effect of dilutive securities:
  Series D Convertible Preferred Stock                                  188               188            188              188
  Employee Stock Options                                                237               214            194              132
  Convertible debt                                                      884               619            884               --
                                                                    -------           -------        -------          -------
Denominator for diluted earnings per share calculation               12,748            12,226         12,676           11,525
                                                                    =======           =======        =======          =======
Diluted earnings per share from continuing operations               $  0.71           $  0.57        $  1.29          $  0.67
                                                                    =======           =======        =======          =======

                                      (5)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Note 2.  Earnings Per Share--Continued

   Options to purchase 31,891 shares of common stock at prices ranging from $21.75 to $26.25 and 59,767 shares of common stock at prices ranging from $18.62 to $26.25 were not included in the computation of diluted earnings per share for the second quarter and six months of 1999, respectively, because their inclusion would be antidilutive. Options to purchase 105,900 shares of common stock at prices ranging from $14.94 to $26.25 and 422,831 shares of common stock at prices ranging from $12.00 to $26.25 were not included in the computation of diluted earnings per share for the second quarter and six months of 1998, respectively, because their inclusion would be antidilutive. Earnings per share calculations for the 1998 six months do not include the effects of the convertible debt as such amounts would be antidilutive.

   The 1998 second quarter and six months earnings per share amounts have been restated to reflect the Company's former Integration Services business as discontinued. The effect of this restatement was to increase basic and diluted earnings per share from continuing operations for the second quarter of 1998 by $0.09 and $0.08, respectively. For the six months of 1998 the effect of this restatement was to increase basic and diluted earnings per share from continuing operations by $0.13.

Note 3.  Inventories

   Inventories consisted of the following ($ in thousands):

                                                        April 30,              October 31,
                                                          1999                    1998
                                                       ----------              ------------
             Parts and materials                        $22,808                  $20,999
             Work in process                             18,080                   18,565
             Finished goods                               3,080                    2,496
                                                        $43,968                  $42,060
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

                                      (6)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Note 4.  Commitments and Contingencies--Continued

   At April 30, 1999, the Company had provided for its estimated aggregate liability related to various claims, including uninsured risks and the environmental matters noted above. The amounts provided on the Company's books for contingencies, including environmental matters, are recorded at gross amounts. Because of the uncertainty with respect to the amount of probable insurance recoveries, these potential insurance recoveries are not taken into account as a reduction of those amounts provided unless an insurance carrier has agreed to such coverage. The Company made cash expenditures of approximately $1.1 million for these environmental matters during the six months ended April 30, 1999. The Company does not anticipate that these matters will have a material adverse effect on the Company's financial position, or on its ability to meet its working capital and capital expenditure needs. Although the Company has recorded estimated liabilities for contingent losses, including uninsured risks and claims in connection with environmental matters, in accordance with generally accepted accounting principles, the absence of or denial of various insurance coverages and the filing of future environmental claims which are unknown to the Company at this time represent a potential exposure for the Company, and the net income of the Company in future periods could be adversely affected if uninsured losses in excess of amounts recorded were to be incurred.

   As prescribed by SOP 96-1, the Company has accrued for its estimated costs, including certain employee compensation costs, for environmental remediation where the Company is a potentially responsible party under CERCLA and similar state laws. These accruals are adjusted periodically as further assessment and remediation efforts progress or as technical and legal information becomes available. As of April 30, 1999, the Company estimates that the total remaining unpaid remediation costs for the sites associated with these federal and state actions is $4.9 million. As of April 30, 1999, all of these estimated costs have been accrued and are reflected in accrued liabilities and, in the case of those costs to be incurred beyond one year, "Other Noncurrent Liabilities" in the Consolidated Balance Sheet of the Company. Costs of future expenditures for environmental remediation efforts are not discounted to their present value. Although the Company, at this time, does not anticipate that any additional significant costs (beyond those already recognized) will be incurred in the remediation efforts for these sites there can be no assurance that significant additional costs for remediation of these, or new sites, will not be incurred in the future.

   In connection with the discontinuance of various businesses, the Company remains liable for certain retained obligations and for certain future claims, principally environmental and product liability. The noncurrent portion of such items is included in "Other Noncurrent Liabilities" in the consolidated balance sheet.

Note 5.  Long-Term Debt

   At April 30, 1999, the Company's debt totaled $39.0 million, which consisted of $24.0 million of loans outstanding under its revolving credit facility and $15.0 million of 7% convertible subordinated notes. In addition there were $1.8 million of letters of credit outstanding under the revolving credit facility.
On April 8, 1999 the Company prepaid the entire $23.3 million balance outstanding under its term loan. Funds available to the Company at April 30, 1999 under its revolving credit facility totaled $19.2 million. The weighted average interest rate on loans outstanding under its bank credit facility at April 30, 1999 was 6.75%.

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

   Under the Company's 7% convertible subordinated notes, the Company is prohibited from paying or declaring cash dividends or redeeming shares of the Company if the Company's tangible net worth is less than $15.0 million. From April 30, 1996 to December 31, 1998, the Company's tangible net worth was less than $15.0 million and the Company did not pay or declare dividends (including the quarterly dividend for the Series D Preferred Stock) or redeem shares during that period. However, dividends on the Series D Preferred Stock were accrued during that period. Since January 31, 1999, the Company's tangible net worth has exceeded $15.0 million. On March 26, 1999, the Company declared a dividend on the outstanding shares of Series D Preferred Stock for the period of February 1, 1996 to April 30, 1999 in the amount of $0.25 per share per quarter, for an aggregate amount of $3.25 per share, payable on May 1, 1999 to holders of record on April 30, 1999.

                                      (7)

                             WHITTAKER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Note 6.  Income Taxes

   The continuing operations provision for taxes for the first six months of 1999 was $4.7 million and included, in connection with the sale of the Company's 996-acre land parcel in the City of Santa Clarita, California, a $2.2 million federal tax benefit which represented the reversal of a portion of the valuation allowances against the net capital loss carryforward. Also included in the 1999 first six months tax provision was a $0.8 million state tax benefit from the utilization of the state net operating loss carryforward and a $0.5 million federal tax benefit on a prior year write-off. For the second quarter of 1999, the continuing operations provision for taxes was $4.4 million and included a $0.5 million federal tax benefit on a prior year write-off and a $0.3 million state tax benefit from the utilization of the state net operating loss carryforward.

                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Comparison of Three Months Ended April 30, 1999 and 1998

   Sales. The Company's second quarter 1999 sales from continuing operations of $40.3 million increased by $7.3 million (22.1%) from the sales in the second quarter of 1998. This increase reflects increased sales of spare fluid and pneumatic control devices and parts in both the commercial and military markets, higher levels of repair and overhaul business in the commercial and military markets and increased sales of fire and overheat detectors in the aircraft market. Partially offsetting these increases were decreases in sales of cable products and original equipment fluid and pneumatic control devices during the second quarter of 1999 as compared to the second quarter of 1998.

   Gross Margin. The Company's gross margin from continuing operations for the second quarter of 1999 as a percentage of sales was 58.3% compared with 48.4% for the second quarter of 1998. For 1999 the gross margin was $23.5 million compared to a gross margin of $16.0 million in 1998. The improvement in gross margin as a percentage of sales in 1999 as compared to 1998 was attributable to increased sales in 1999 of higher margin spare fluid and pneumatic control devices and parts in the commercial and military markets, increased repair and overhaul business for fluid and pneumatic control devices in both the commercial and military markets and increased after-market business for fire and overheat detectors. Also contributing to the improvement in gross margin percentage were the overall efficiencies associated with higher sales volume.

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for continuing operations in the second quarter of 1999 increased by $2.4 million from the second quarter of 1998. In the second quarter of 1999 SG&A expenses were $8.2 million compared to $5.8 million in the second quarter of 1998. This increase was attributable to higher management incentive costs partially offset by lower payroll costs due to a reduction in headcount in the second quarter of 1999 as compared to the second quarter of 1998.

   Interest Expense. Interest expense for the Company's continuing operations in the second quarter of 1999 decreased by $2.2 million from the second quarter of 1998, from $3.2 million in 1998 to $1.0 million in 1999. This reduction was due to reduced levels of debt outstanding during the 1999 second quarter as compared to the 1998 second quarter and lower interest rates on borrowings under the Company's bank credit facilities. The average amount of debt outstanding during the second quarter of 1999 was approximately $44.3 million while in the second quarter of 1998, the average amount of debt outstanding was approximately $97.6 million. The weighted average interest rate of borrowings under the Company's bank credit facility during the second quarter of 1999 was approximately 7.3% compared to 12.75% on borrowings under its bank credit facility during the second quarter of 1998.

   Interest Income. Interest income for the Company's continuing operations during the second quarter of 1999 was $0.1 million compared to $0.8 million during the second quarter of 1998. In April 1998, the Company received an interest payment of $0.7 million related to a $0.5 million tax refund for the 1987 tax year.

   Other Expense. Other expense for the Company's continuing operations was $1.1 million in the second quarter of 1999 compared to $0.8 million in the second quarter of 1998. During the second quarter of 1999 and 1998 the Company accrued $1.0 million and $0.5 million, respectively, for estimated environmental remediation costs. Also included in other expense for the second quarter of 1998 were $0.6 million of costs associated with the Company's 996-acre land parcel located in Santa Clarita, California which was sold in the first quarter of 1999.

   Income Taxes. The continuing operations provision for taxes for the second quarter of 1999 was $4.4 million and included a $0.5 million federal tax benefit on a prior year write-off and a $0.3 million state tax benefit from the utilization of the state net operating loss carryforward.

   Discontinued Operations. The 1998 second quarter results reflected the after-tax operating losses of the Company's discontinued integration services business of $1.0 million.

                                      (9)

Comparison of Six Months Ended April 30, 1999 and 1998

   Sales. The Company's sales for the first six months of 1999 from continuing operations were $70.9 million compared to $62.0 million for the first six months of 1998. This increase reflects increased sales of spare parts for fluid and pneumatic control devices in the commercial and military markets, increased sales of fire and overheat detectors in the aircraft market, increased sales of original equipment and spare fluid and pneumatic control devices in the commercial market and higher levels of repair and overhaul business in the commercial market Partially offsetting these increases were decreases in sales of cable products and fire and overheat detectors in the industrial market during the first six months of 1999 as compared to the first six months of 1998.

   Gross Margin. The Company's gross margin from continuing operations for the first six months of 1999 as a percentage of sales was 55.1% compared with 45.2% for the first six months of 1998. For 1999 the gross margin was $39.1 million compared to a gross margin of $28.1 million in 1998. The improvement in gross margin as a percentage of sales in 1999 as compared to 1998 was attributable to increased sales in 1999 of higher margin spare pneumatic and fluid control parts in both the commercial and military markets, increased repair and overhaul business for fluid and pneumatic control devices in the commercial market, increased sales of higher margin spare fluid and pneumatic control devices in the commercial market and increased sales of fire and overheat detectors in the aircraft market.

   Selling, General and Administrative. Selling, general and administrative expenses (SG&A) for continuing operations in the first six months of 1999 increased by $3.0 million from the first six months 1998. In 1999 SG&A expenses were $14.8 million compared to $11.8 million in 1998. This increase was attributable to higher management incentive costs and legal fees partially offset by lower payroll costs due to a reduction in headcount in the first six months of 1999 as compared to the first six months of 1998.

   Interest Expense. Interest expense for the Company's continuing operations in the first six months of 1999 decreased by $5.8 million from the first six months of 1998, from $8.1 million in 1998 to $2.3 million in 1999. This reduction was due to reduced levels of debt outstanding during 1999 as compared to 1998 and lower interest rates on borrowings under the Company's bank credit facilities. The average amount of debt outstanding during the first six months of 1999 was approximately $51.8 million while in the first six months of 1998, the average amount of debt outstanding was approximately $110.4 million. The weighted average interest rate of borrowings under the Company's bank credit facility during 1999 was approximately 7.8% compared to 12.67% on borrowings under its bank credit facility during 1998.

   Interest Income. Interest income for the Company's continuing operations during the first six months of 1999 was $0.5 million compared to $1.0 million during the first six months of 1998. In April 1998, the Company received an interest payment of $0.7 million related to a $0.5 million tax refund for the 1987 tax year.

   Other Expense. Other expense for the Company's continuing operations was $1.7 million in the first six months of 1999 compared to $1.3 million in the first six months of 1998. During the first six months of 1999 and 1998 the Company accrued $1.0 million and $0.5 million, respectively, for estimated environmental remediation costs. Also included in other expense for the first six months of 1999 and 1998 were $0.6 million and $1.0 million, respectively, of costs associated with the Company's 996-acre land parcel located in Santa Clarita, California which was sold in the first quarter of 1999.

   Income Taxes. The continuing operations provision for taxes for the first six months of 1999 was $4.7 million and included, in connection with the sale of the Company's 996-acre land parcel in the City of Santa Clarita, California, a $2.2 million federal tax benefit which represented a reversal of a portion of the valuation allowances against the net capital loss carryforward. Also included in the 1999 first six months tax provision was a $0.5 million federal tax benefit from a prior year write-off and a $0.8 million state tax benefit from the utilization of the state net operating loss carryforward.

   Discontinued Operations. The 1998 six month results reflected primarily the $10.1 million after-tax gain on disposal of the Company's discontinued communications and defense electronics businesses and the $1.5 million after-tax operating losses of its discontinued integration services business.

                                      (10)

Financial Condition and Liquidity

   At April 30, 1999, the Company's debt totaled $39.0 million, which consisted of $24.0 million of loans outstanding under its revolving credit facility and $15.0 million of convertible subordinated debt. In addition there were $1.8 million of letters of credit outstanding under the revolving credit facility.
On April 8, 1999, the Company prepaid the $23.3 million balance outstanding under its term loan. Funds available to the Company at April 30, 1999 under its revolving credit facility were $19.2 million. The weighted average interest rate on loans outstanding under its revolving credit facility at April 30, 1999 was 6.75%.

   On January 11, 1999, the Company sold its 996-acre land parcel located in Santa Clarita, California and certain other additional rights and assets related with this land for $10.0 million in cash, a $5.0 million promissory note and a contingent interest in any final profit from the development of this land. The net cash proceeds from the sale were used to prepay debt then outstanding under the Company's credit facility.

   Under the terms of the Company's 7% convertible subordinated notes, the Company is prohibited from paying or declaring cash dividends or redeeming shares of the Company if the Company's tangible net worth is less than $15.0 million. From April 30, 1996 to December 31, 1998 the Company's tangible net worth was less than $15.0 million and the Company did not pay or declare dividends (including the quarterly dividend for the Series D Preferred Stock) or redeem shares during that period. However, dividends on the Series D Preferred Stock were accrued during that period. Since January 31, 1999, the Company's tangible net worth has exceeded $15.0 million. On March 26, 1999, the Company declared a dividend on the outstanding shares of Series D Preferred Stock for the period of February 1, 1996 to April 30, 1999 in the amount of $0.25 per share per quarter, for an aggregate amount of $3.25 per share, payable on May 1, 1999 to holders of record on April 30, 1999.

   The Company believes that cash from operations and available credit under its bank credit facility will be adequate to meet future operating, debt service and capital expenditure needs.

   Debt as a percent of total capitalization (stockholders' equity plus debt) was 49.1% at April 30, 1999 compared with 72.3% at October 31, 1998. The current ratio at April 30, 1999 was 2.74:1 compared with 2.29:1 at October 31, 1998 while working capital was $52.8 million at April 30, 1999 compared with $48.5 million at October 31, 1998.

   Cash flow provided by continuing operations for the first six months of 1999 was $12.9 million compared to $1.7 million in the first six months of 1998. The $11.2 million increase from 1998 to 1999 was due primarily to income from continuing operations of $16.0 million in 1999 compared to $7.7 million in 1998, an increase in inventory and other assets of $1.3 million in 1999 compared to an increase of $4.7 million in 1998 and a decrease in deferred taxes of $4.5 million in 1999 compared to an increase of $1.2 million in 1998. Partially offsetting these items were a net increase in receivables in the first six months of 1999 of $1.6 million compared to a net decrease in the first six months of 1998 of $1.7 million and a net decrease in accounts payable and accrued liabilities of $6.1 million in 1999 compared to a net decrease of $4.1 million in 1998.

   Capital expenditures of continuing operations during the first six months of 1999 and 1998 were $1.0 million and $0.9 million, respectively. At April 30, 1999 there were approximately $0.2 million of approved capital expenditures outstanding for the replacement and upgrade of existing plant and equipment at the Company's various facilities. Funds for these and other capital expenditures are expected to be provided from operations and advances under the Company's credit agreement. Under the terms of the Company's credit agreement, capital expenditures may not exceed specified annual amounts.

   Cash expenditures related to the environmental remediation of a 996-acre parcel of land located in Santa Clarita, California were $0.6 million during the first six months of 1999. On January 11, 1999, the Company sold this land parcel and certain other additional rights and assets related to this land for $10.0 million in cash, a $5.0 million promissory note and a contingent interest in any final profit from the development of this land. The net cash proceeds from the sale were used to prepay debt outstanding under the Company's credit facility.

                                      (11)

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

   Since 1997, the Company has undertaken a number of initiatives to address the anticipated impact of the Y2K on its business, including information and non-information systems, customers and suppliers and third party service providers. These initiatives include assessments of it systems and products, discussions with its suppliers and customers, and the implementation of remedial action plans where necessary. Based on these assessments, the Company determined that a computer system (both hardware and software) used in its fire and overheat detector business was not Y2K compliant and needed to be replaced with a system that was fully Y2K compliant. During the second quarter of 1999, the Company completed the replacement of this system at a total cost of $2.4 million.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

   The interest on the Company's bank debt is based on prevailing market interest rates and interest on the Company's 7% convertible subordinated notes is based on a fixed interest rate. For market rate based debt, interest rate changes generally do not affect the market value of the debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely for fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. A theoretical one percentage point change in market rates in effect on April 30, 1999 would impact the after-tax earnings of the Company by approximately $0.1 million per year. The effect of this change on the market value of the Company's fixed rate debt would not be material.

Subsequent Events

   On June 9, 1999 the Company entered into a definitive merger agreement pursuant to which it will be acquired by Meggitt PLC ("Meggitt"). The merger agreement has been approved by the boards of directors of the Company and Meggitt.

   Pursuant to this agreement, Meggitt will commence a cash tender offer for all outstanding shares of Whittaker common stock at a price of $28 per share. Upon consummation of the tender offer, any remaining shares of Whittaker will be acquired in a cash merger at the same price. The value of the transaction, including the refinancing of Whittaker's debt, is approximately $380 million.

   The tender offer is subject to various conditions including the tender of a majority of the outstanding shares of common stock on a fully diluted basis, expiration of review periods under the Hart-Scott-Rodino Antitrust Improvements Act and the Exon-Florio Amendment and approval of Meggitt's shareholders. The transaction is not conditioned on financing.

                                      (12)

   Statements made herein that are not based on historical fact are "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Actual results could differ from these forward looking statements for many reasons, including failure to obtain necessary approvals for the consummation of the transaction or to complete the proposed merger, failure to retain customers or to attract new customers, development of competing products, delays in developing new products and markets, and the cyclical nature of the aerospace industry.

                                      (13)

EXHIBITS TO PART I
------------------

I(a)  Calculation of Earnings Per Share.

                                      (14)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                       CALCULATION OF EARNINGS PER SHARE
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                             For the Six Months
                                                                                               Ended April 30,
                                                                                         1999                  1998
                                                                                   -------------         --------------
BASIC EARNINGS PER SHARE

Earnings

Net income                                                                              $15,974               $16,270

Deduct:
  Dividends on Series D Participating Convertible Preferred Stock                             2                    --
                                                                                        -------               -------
Net income used in basic earnings per share calculations                                $15,972               $16,270
                                                                                        =======               =======
Weighted average number of common shares outstanding                                     11,410                11,205
                                                                                        =======               =======
Basic Earnings Per Share                                                                $  1.40               $  1.45
                                                                                        =======               =======

                                      (15)

                                                                    Exhibit I(a)

                             WHITTAKER CORPORATION
                CALCULATION OF EARNINGS PER SHARE - (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                             For the Six Months
                                                                                               Ended April 30,
                                                                                         1999                  1998
                                                                                   -------------         --------------
DILUTED EARNINGS PER SHARE
Earnings
Net income used in basic earnings per share calculation (above)                      $   15,972            $   16,270
Add interest on convertible debt                                                            322                    --
                                                                                     ----------            ----------

Net income used in diluted earnings per share calculation                            $   16,294            $   16,270
                                                                                     ==========            ==========
Denominator used to Calculate Diluted Earnings Per Share
Weighted average common shares outstanding for basic earnings per share                  11,410                11,205
 calculation (above)
Effect of dilutive securities:
 Series D Convertible Preferred Stock                                                       188                   188
 Employee stock options                                                                     194                   132
 Convertible debt                                                                           884                    --
                                                                                     ----------            ----------
Denominator for diluted earnings per share calculation                                   12,676                11,525
                                                                                     ==========            ==========
Diluted Earnings Per Share                                                           $     1.29            $     1.41
                                                                                     ==========            ==========

NOTES

Earnings per share calculation for 1998 does not include the effects of the convertible debt as such amounts would be antidilutive in the calculation of earnings per share from continuing operations.

                                      (16)

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

Item 4.  Submission of Matters to a Vote of Security-Holders

   The Company's Annual Meeting of Stockholders was held on March 26, 1999. At the Annual Meeting, the stockholders voted on the election of Joseph F. Alibrandi and Ronald B. Woodard as directors for a three-year term and ratified the appointment of Ernst & Young LLP as the Company's independent auditor for the fiscal year ending October 31, 1999. The votes cast with respect to each of these matters were as follows:

                                                                 Votes Against or
                                               Votes For             Withheld           Abstentions        Broker Non-Votes
                                           ------------------   ------------------   ------------------   ------------------
1.  Election of Directors
     Joseph F. Alibrandi                       10,584,854               56,482                    0                    0
     Ronald B. Woodard                         10,583,904               57,432                    0                    0
2.  Ratification of Appointment of
     Ernst & Young LLP                         10,290,977              209,227              141,132                    0

   Directors elected at the meeting were Joseph F. Alibrandi and Ronald B. Woodard and directors whose term of office continued following the Annual Meeting were George H. Benter, Jr., George Deukmejian, Jack L. Hancock, Edward
R. Muller and Gregory T. Parkos. Malcolm T. Stamper did not stand for re-election as a director because of the Company's age limit on eligibility of directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.  *

        3.2 Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1989), as amended on September 30, 1994 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1994), on December 16, 1996 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1996), on October 2, 1998 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1998) and on March 26, 1999.

       10.1 Agreement and Plan of Merger dated as of June 9, 1999 among the Registrant, Meggitt PLC and Meggitt Acquisition Inc. (Exhibit
               10.1 to Form 8-K dated June 9, 1999).

       10.2 Amendment No. 1 to the Rights Agreement dated as of June 9, 1999 between the Registrant and Mellon Bank, N.A. (Exhibit 10.2 to Form 8-K dated June 9, 1999).

                                      (17)

       10.3 Agreement, as Restated and Amended, between the Registrant and Lynne M. O. Brickner, dated as of April 5, 1999.

       10.4 Agreement, as Restated and Amended, between the Registrant and John K. Otto, dated as of April 5, 1999.

       11. Statements re computation of per share earnings for the six months ended April 30, 1999 (Exhibit I(a) of Part I to this Form 10-Q).

       27.     Financial Data Schedule.
--------------------

* Exhibits followed by a parenthetical reference are incorporated by reference to the documents described therein.

(b)  Reports on Form 8-K.

     During the quarter ended April 30, 1999, the following reports were filed on Form 8-K:

1. A report on Form 8-K was filed on March 1, 1999. The form reports, in Item 5 thereof, the Registrant's earnings for its first quarter of 1999.

2. A report on Form 8-K/A dated January 11, 1999 was filed on March 5, 1999. The form reports, in Item 7 thereof, the pro forma financial information in connection with the sale by the Registrant of its Porta Bella Project to Santa Clarita, L.L.C.

                                      (18)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WHITTAKER CORPORATION


Date:  June 14, 1999                      By: /s/ John K. Otto
                                              -----------------------------
                                              John K. Otto
                                              Vice President, Chief Financial
                                               Officer and Treasurer

                                 EXHIBIT INDEX

                                                                                                 Sequentially
Exhibit No.                 Description                                                          Numbered Page
-----------                 -----------                                                          -------------
3.2            Restated Bylaws (Exhibit 3.2 to Form 10-K for fiscal year ended
               October 31, 1989), as amended on September 30, 1994 (Exhibit 3.2 to
               Form 10-K for fiscal year ended October 31, 1994), on December 16,
               1996 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31,
               1996), on October 2, 1998 (Exhibit 3.2 to Form 10-K for fiscal year ended October 31, 1998) and March 26, 1999.

10.3           Agreement as Restated and Amended, between the Registrant and Lynne M. O.
               Brickner, dated as of April 5, 1999.

10.4           Agreement, as Restated and Amended, between the Registrant and John K.
               Otto, dated as of April 5, 1999.

11             Statements re computation of per share earnings for the six months ended
               April 30, 1999 (Exhibit I(a) of Part I to this Form 10-Q).

27             Financial Data Schedule
